Form 10-Q
period 2021-09-30
Mercury Ecommerce Acquisition Corp
filed 2021-11-18
CIK 1849902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, there were 18,041,500 of the registrant’s Class A common stock, par value $0.001 per share, and 4,510,375 of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

MERCURY ECOMMERCE ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of September 30, 2021	1

	Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the period from March 1, 2021 (inception) Through September 30, 2021	2

	Condensed Statement of Changes in Stockholders' Equity (Deficit) for the Three Months ended September 30, 2021 and for the period from March 1, 2021 (inception) Through September 30, 2021	3

	Condensed Statement of Cash Flows for the period from March 1, 2021 (inception) Through September 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

Item 4.	CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	26

Item 1A.	RISK FACTORS	26

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	MINE SAFETY DISCLOSURES	27

Item 5.	OTHER INFORMATION	27

Item 6.	EXHIBITS	28

SIGNATURES		28

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets:
Cash	$1,125,817
Prepaid expenses	561,937
Total current assets	1,687,754
Investments held in Trust Account	182,222,209
Total Assets	$183,909,963

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$110,149
Franchise tax payable	116,393
Total current liabilities	226,542
Warrant liabilities	9,027,596
Deferred underwriting fee payable	6,314,525
Total Liabilities	15,568,663

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 18,041,500 shares at redemption value of $10.10 per share and unrealized gain on investments held in Trust Account	182,222,209

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; no shares issued and outstanding (excluding 18,041,500 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,510,375 shares issued and outstanding	451
Additional paid-in capital	—
Accumulated Deficit	(13,881,360)
Total Stockholders’ Deficit	(13,880,909)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$183,909,963

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	For the Period from March 1, 2021 (Inception) Through September 30, 2021
Formation and operating costs	$228,514	$283,202
Franchise tax	116,393	116,393
Loss from Operations	(344,907)	(399,595)
Other income (expense):
Expensed offering costs	(762,517)	(762,517)
Unrealized gain on investments held in Trust Account	3,059	3,059
Change in fair value of warrant liabilities	7,153,945	7,153,945
Total other income, net	6,394,487	6,394,487

Net income	$6,049,580	$5,994,892

Weighted average shares outstanding, Class A common stock subject to possible redemption	12,034,799	5,198,129
Basic and diluted net income per share, Class A common stock common stock subject to redemption	$0.93	$2.82

Weighted average shares outstanding, Class B common stock	4,435,330	4,339,438
Basic and diluted net loss per share, Class B common stock	$(1.15)	$(1.99)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)
	Class A Common Stock		Class B Common Stock		Additional		Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance at March 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(11,768)	(11,768)

Balance at March 31, 2021	—	—	5,031,250	503	24,497	(11,768)	13,232
Net loss	—	—	—	—	—	(42,920)	(42,920)

Balance at June 30, 2021	—	$—	5,031,250	$503	$24,497	$(54,688)	$(29,688)
Excess of cash received over the fair value of the private placement warrants	—	—	—	—	392,500	—	392,500
Excess of fair value of Founder Shares sold over the purchase price	—	—	—	—	4,714,400	—	4,714,400
Excess of cash received over the fair value of the over-allotment private placement warrants	—	—	—	—	8,122	—	8,122
Forfeiture of Class B common stock	—	—	(520,875)	(52)	52	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(5,139,571)	(19,876,252)	(25,015,823)
Net income	—	—	—	—	—	6,049,580	6,049,580

Balance at September 30, 2021	—	$—	4,510,375	$451	$—	$(13,881,360)	$(13,880,909)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,994,892
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(3,059)
Expensed offering costs	762,517
Change in fair value of warrant liabilities	(7,153,945)
Changes in operating assets and liabilities:
Prepaid expenses	(561,937)
Accounts payable and accrued expenses	110,149
Franchise tax payable	116,393
Net cash used in operating activities	(734,990)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(182,219,150)
Net cash used in investing activities	(182,219,150)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	300,000
Repayment of promissory note - related party	(300,000)
Proceeds from initial public offering, net of underwriting fees	176,806,700
Proceeds from sale of Private Placement Warrants	8,012,451
Payment of offering costs	(764,193)
Proceeds from sale of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	184,079,957

Net Change in Cash	1,125,817
Cash - Beginning of period	—
Cash - End of period	$1,125,817

Non-cash investing and financing activities
Deferred underwriting fee payable	$6,314,525
Excess of the fair value of Founder Shares sold over the purchase price	$4,714,400
Forfeiture of Class B common stock	$52
Accretion of Class A common stock subject to redemption to redemption value	$25,015,823

The accompanying notes are an integral part of the unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY AND GOING CONCERN

Mercury Ecommerce Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on March 1, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2021 relates to the Company's formation and the initial public offering ("Initial Public Offering"), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's Initial Public Offering was declared effective on July 27, 2021. On July 30, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,850,000 units (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Mercury Sponsor Group I LLC (the “Sponsor”), generating gross proceeds of $7,850,000, which is described in Note 4.

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 541,500 Units (the “Over-Allotment Units”), generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriters for deferred underwriting commissions, which is described in Note 3.

Simultaneously with the underwriters partially exercising the over-allotment option, the Sponsor purchased an additional 162,450 units ( the "Over-Allotment Private Placement Warrants") at a price of $1.00 per Over-Allotment Private Placement Warrant ($162,450 in the aggregate), which is described in Note 4.

In addition, the Sponsor agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The underwriters partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor, which is described in Note 5.

Transaction costs amounted to $15,401,418 consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150 (see Note 5).

Following the closing of the Initial Public Offering on July 30, 2021, a total of $182,219,150 from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 6) have agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
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

The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $1,125,817 in cash held outside of the Trust Account and a working capital surplus of $1,461,212.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
The Company anticipates that the cash held outside of the Trust Account as of September 30, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time.  Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period.

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements are issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 29, 2021, as well as the Company’s Restated Current Reports on Form 8-K, as filed with the SEC on November 18, 2021. The interim results for the period from March 1, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity (deficit). The Company’s common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit.

As of September 30, 2021, 18,041,500 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

As of September 30, 2021, the Class A common stock reflected in the condensed financial statements are reconciled in the following table:

Gross proceeds	$180,415,000
Less:
Proceeds allocated to Public Warrants	(8,569,713)
Issuance costs allocated to Class A common stock	(14,638,901)
Plus:
Initial accretion of carrying value to redemption value	25,012,764
Accretion of carrying value to redemption value as of September 30, 2021	3,059
Class A common stock subject to possible redemption	$182,222,209

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants (as defined in Note 3) and the Private Placement Warrants was estimated using a binomial/lattice model (see Note 9).

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150 (see Note 6)). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of ordinary shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 73% for the Class A common stock and 27% for the Class B common stock for the three months ended September 30, 2021 and 55% for the Class A common stock and 33% for the Class B common stock for the period from March 1, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	For the Period from March 1, 2021 (Inception) Through September 30, 2021
Net income	$6,049,580	$5,994,892
Accretion of Class A common stock to redemption amount	(25,015,823)	(25,015,823)
Net loss including accretion of temporary equity to redemption value	$(18,966,243)	$(19,020,931)

	Three Months Ended September 30, 2021		For the Period from March 1, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	(13,858,721)	(5,107,522)	(10,366,716)	(8,654,215)
Accretion of Class A common stock to redemption amount	25,015,823	—	25,015,823	—
Net income (loss)	$11,157,102	$(5,107,522)	$14,649,107	$(8,654,215)
Denominator:
Basic and diluted weighted average shares outstanding	12,034,799	4,435,330	5,198,129	4,339,438
Basic and diluted net income (loss) per share	$0.93	$(1.15)	$2.82	$(1.99)

As of September 30, 2021, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. As of September 30, 2021, the Company reported warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their fair value.
.
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

See Note 9 for additional information on assets and liabilities measured at fair value.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 541,500 Units (the “Over-Allotment Units”), generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the Underwriters for deferred underwriting commissions.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,850,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($7,850,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. Upon the purchase of the Private Placement Warrants by the Sponsor, the Company recorded the excess proceeds received over the fair value of the Private Placement Warrants as additional paid-in capital.

Simultaneously with the underwriters partially exercising the over-allotment option, the Sponsor purchased an additional 162,450 Over-Allotment Private Placement Warrants at a price of $1.00 per Over-Allotment Private Placement Warrant ($162,450 in the aggregate).

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock (the “Founder Shares”). The outstanding Founder Shares included an aggregate of up to 656,250 Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering).

The underwriters partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor.

A total of ten anchor investors purchased 14,402,000 units in the Initial Public Offering at the offering price of $10.00 per unit; seven anchor investors purchased 1,732,500 units in the Initial Public Offering at the offering price of $10.00 per unit, and such allocations will be determined by the underwriters; one Anchor Investor purchased 1,400,000 units in the Initial Public Offering at the offering price of $10.00 per unit; and two Anchor Investor purchased 437,500 units in the Initial Public Offering at the offering price of $10.00 per unit. Pursuant to such units, the anchor investors have not been granted any stockholder or other rights in addition to those afforded to the Company’s other public stockholders. Further, the anchor investors are not required to (i) hold any units, Class A common stock or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A common stock they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their public shares at the time of the Business Combination. The anchor investors will have the same rights to the funds held in the Trust Account with respect to the Class A common stock underlying the units they may purchase in the Initial Public Offering as the rights afforded to the Company’s other public stockholders.

Each anchor investor has entered into separate investment agreements with the Company and the Sponsor pursuant to which each anchor investor agreed to purchase a specified number of Founder Shares, or an aggregate of 830,000 Founder Shares, from the Sponsor for $0.005 per share, or an aggregate purchase price of $4,150 at the closing of the Initial Public Offering, subject to such anchor investor’s acquisition of 100% of the units allocated to it by the underwriters in the Initial Public Offering. Pursuant to the investment agreements, the anchor investors have agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by the Sponsor and independent directors.

The Company estimated the fair value of the Founder Shares attributable to the anchor investors to be $4,714,400 or $5.68 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $4,150 (or $0.005 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and public warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the Public Shares were charged to stockholders' equity upon the completion of the Initial Public Offering.

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 30, 2021.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. During the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021, the Company incurred expenses of $30,000 and $70,000, respectively under this agreement.

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

NOTE 6. COMMITMENTS

Registration and Stockholder Rights Agreement

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

Underwriting Agreement

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 541,500 Units (the “Over-Allotment Units”), generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriters for deferred underwriting commissions.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,608,300 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $6,314,525 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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
SEPTEMBER 30, 2021
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

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
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

At September 30, 2021, there were 9,020,750 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 18,041,500 shares of Class A common stock issued and none outstanding, excluding 18,041,500 Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock. The underwriters partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. As of September 30, 2021, there were 4,510,375 shares of Class B common stock issued and outstanding.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
Only holders of Class B common stock will have the right to elect all of the Company's directors prior to the consummation of an initial Business Combination.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$182,222,209	$182,222,209	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,780,998	$4,780,998	$—	$—
Warrant liability – Private Placement Warrants	$4,246,599	$—	$4,246,599	$—

Upon initial measurement at July 30, 2021, the Company utilized a binomial/lattice model to value the Public Warrants and Private Placement Warrants. The estimated fair value upon the initial measurement of the warrant liabilities at July 30, 2021, was determined using Level 3 inputs. The Company estimated volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. As of September 30, 2021, since both Public Warrants and Private Warrants are subject to the make-whole table, Private Warrants will have the same value as the Public Warrants and the public trading price is used.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded.  The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2021 due to the use of an observable market quote for a similar asset in an active market.
The following table provides the significant unobservable inputs used in the binomial/lattice model for the initial valuation of the Public Warrants and Private Placement Warrants at July 30, 2021:
At July 30, 2021 (Initial Measurement)
Stock price	$9.47
Exercise price	$11.50
Dividend yield	—%
Expected term (in years)	5.50
Volatility	20.0%
Risk-free rate	0.80%
Fair value	$0.95

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of March 1, 2021	$—
Initial measurement of Public Warrants and Private Placement Warrants at July 30, 2021	15,770,000
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on August 20, 2021	411,541
Transfer of Public Warrants to Level 1 measurement	(4,780,998)
Transfer of Private Placement Warrants to Level 2 measurement	(4,246,599)
Change in fair value	(7,153,945)
Fair value as of September 30, 2021	$—

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of 7,153,945 within the condensed statements of operations during the three months and nine months ended September 30, 2021.
NOTE 10. SUBSEQUENT EVENTS

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

Overview

We are a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from March 1, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $6,049,580, which resulted from gains on the fair value of warrant liabilities of $7,153,945 and unrealized gains on investments held in the Trust Account of $3,059, partially offset by expensed offering costs of $762,517, formation and operating costs of $228,514, and franchise tax expense of $116,393.

For the period from March 1, 2021 (inception) through September 30, 2021, we had a net income of $5,994,892, which resulted from gains on the fair value of warrant liabilities of $7,153,945 and unrealized gains on investments held in the Trust Account of $3,059, partially offset by expensed offering costs of $762,517, formation and operating costs of $283,202, and franchise tax expense of $116,393

Liquidity and Capital Resources

The registration statement for our Initial Public Offering was declared effective on July 27, 2021. On July 30, 2021, we consummated the Initial Public Offering of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,850,000 units (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Mercury Sponsor Group I LLC, generating gross proceeds of $7,850,000.

We had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 541,500 Units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriters for deferred underwriting commissions.

Simultaneously with the underwriters partially exercising the over-allotment option, the Sponsor purchased an additional 162,450 units ( the "Over-Allotment Private Placement Warrants") at a price of $1.00 per Over-Allotment Private Placement Warrant ($162,450 in the aggregate).

For the period from March 1, 2021 (inception) through September 30, 2021, net cash used in operating activities was $734,990, which was due to the change in fair value of warrant liabilities of $7,153,945, changes in working capital of $335,395, and unrealized gain on investments held in Trust Account of $3,059, partially offset by our net income of $5,994,892, and Expensed offering costs of $762,517.

For the period from March 1, 2021 (inception) through September 30, 2021, net cash used in investing activities was 182,219,150, which was the result of the amount of net proceeds from the initial public offering and partial exercise of the over-allotment option by the underwriters being deposited to the Trust Account.

For the period from March 1, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $184,079,957, which was due to proceeds from the Initial Public Offering and the partial exercise of the over-allotment option by the underwriters, net of underwriter's discount paid of $176,806,700, proceeds from sale of Private Placement Units of $8,012,451, the proceeds from the promissory note - related party of $300,000 and the proceeds from the sale of Class B common stock to the Sponsor of $25,000, partially offset by the payment of offering costs of $764,193 and the repayment of the promissory note - related party of $300,000.

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

As of September 30, 2021, we had cash of $1,125,817 held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We anticipate that the cash held outside of the Trust Account as of September 30, 2021, will be not sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about the our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the our plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021, there was no outstanding balance under the Promissory Note. On July 30, 2021, the Company repaid the outstanding balance under the Promissory Note.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,608,300 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $6,314,525 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company utilizes a binomial/lattice model to value the Public Warrants and Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value upon the initial measurement of the warrant liabilities were determined using Level 3 inputs. The Company estimated volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. As of September 30, 2021, since both Public Warrants and Private Warrants are subject to the make-whole table, Private Warrants will have the same value as the Public Warrants and the public trading price is used.

The following table provides the significant unobservable inputs used in the binomial/lattice model for the fair value of the Public Warrants and Private Placement Warrants:

	At July 30, 2021 (Initial Measurement)	As of September 30, 2021
Stock price	$9.47	$9.81
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5.50	5.50
Volatility	20.0%	—%
Risk-free rate	0.80%	—%
Fair value	$0.95	$0.53

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded.  The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2021 due to the use of an observable market quote for a similar asset in an active market.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the restatement of our July 30, 2021 balance sheet (the "restatement") related to the classification of redeemable Class A Shares and the accounting treatment of the purchase of Founder Shares by Anchor Investors, which combined, constitutes a material weakness in our internal control over financial reporting.

Regarding the restatement of the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on August 6, 2021 and August 26, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company revised its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. Additionally, due to the requirement to record additional deferred offering costs to be recorded for the excess fair value of the Founder Shares sold over the purchase price, the Company has determined that the misstatement of the Balance Sheet as of July 30, 2021 was material based on quantitative criteria.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities regarding the restatement of our July 30, 2021 balance sheet, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The registration statement for the our Initial Public Offering was declared effective on July 27, 2021. On July 30, 2021, we consummated the Initial Public Offering of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,850,000 units (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Mercury Sponsor Group I LLC, generating gross proceeds of $7,850,000.

We had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 541,500 Units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriters for deferred underwriting commissions.

Simultaneously with the underwriters partially exercising the over-allotment option, the Sponsor purchased an additional 162,450 units ( the "Over-Allotment Private Placement Warrants") at a price of $1.00 per Over-Allotment Private Placement Warrant ($162,450 in the aggregate).

The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-). The Securities and Exchange Commission declared the registration statement effective on March 25, 2021.

Following the closing of the Initial Public Offering on July 30, 2021, a total of $182,219,150 from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Mercury Ecommerce Acquisition Corp.

Date: November 18, 2021	By:	/s/ R. Andrew White
R. Andrew White
President and Chief Executive Officer

Mercury Ecommerce Acquisition Corp.

Date: November 18, 2021	By:	/s/ Winston Gilpin
Winston Gilpin
Chief Financial Officer