Form 10-Q/A
period 2021-09-30
Mercury Ecommerce Acquisition Corp
filed 2021-11-19
CIK 1849902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

As a result of a printer’s error, this Report on Form 10-Q/A Amendment No. 1 corrects and amends our Form 10-Q previously filed on November 18, 2021, to reflect changes in the second and third paragraphs under “Management's Discussion and Analysis - Critical Accounting Policies – Warrant Liabilities” on page 24, which prior Form 10-Q with printer error was also filed inadvertently prior to final authorization to file by our auditors.

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

The following table provides the significant unobservable inputs used in the binomial/lattice model for the initial valuation of the Public Warrants and Private Placement Warrants at July 30, 2021:

At July 30, 2021 (Initial Measurement)
Stock price	$9.47
Exercise price	$11.50
Dividend yield	-%
Expected term (in years)	5.50
Volatility	20.0%
Risk-free rate	0.80%
Fair value	$0.95

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