Form 10-Q
period 2022-03-31
Mercury Ecommerce Acquisition Corp
filed 2022-05-13
CIK 1849902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 18,041,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,510,375 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

MERCURY ECOMMERCE ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of March 31, 2022 and December 31, 2021 (Audited)	1

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021	2

	Condensed Statements of Changes in Stockholders' (Deficit) Equity for the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4.	CONTROLS AND PROCEDURES	24

PART II - OTHER INFORMATION		25

Item 1.	LEGAL PROCEEDINGS	25

Item 1A.	RISK FACTORS	25

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

Item 3.	DEFAULTS UPON SENIOR SECURITIES	25

Item 4.	MINE SAFETY DISCLOSURES	25

Item 5.	OTHER INFORMATION	25

Item 6.	EXHIBITS	26

SIGNATURES		27

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$395,310	$842,059
Prepaid expenses	426,056	465,183
Total current assets	821,366	1,307,242
Investments held in Trust Account	182,320,328	182,248,837
Total Assets	$183,141,694	$183,556,079

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$22,009	$117,274
Franchise tax payable	50,000	167,123
Total current liabilities	72,009	284,397
Warrant liabilities	5,620,957	7,494,608
Deferred underwriting fee payable	6,314,525	6,314,525
Total Liabilities	12,007,491	14,093,530

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 18,041,500 shares at redemption value of $10.10 per share and unrealized gain on investments held in Trust Account	182,320,328	182,248,837

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; no shares issued and outstanding (excluding 18,041,500 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,510,375 shares issued and outstanding	451	451
Additional paid-in capital	—	—
Accumulated deficit	(11,186,576)	(12,786,739)
Total Stockholders’ Deficit	(11,186,125)	(12,786,288)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$183,141,694	$183,556,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from March 1, 2021 (inception) Through March 31, 2021
Formation and operating costs	$222,890	$11,768
Franchise tax	50,598	—
Loss from operations	(273,488)	(11,768)

Other income (expense)
Realized gain on investments held in Trust Account	18,428	—
Unrealized gain on investments held in Trust Account	53,063	—
Change in fair value of warrant liabilities	1,873,651	—
Total other income, net	1,945,142	—

Net income (loss)	$1,671,654	$(11,768)

Weighted average shares outstanding, Class A common stock subject to possible redemption	18,041,500	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.07	$—

Weighted average shares outstanding, Class B common stock(1)	4,510,375	4,375,000
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.00)

(1) The period from March 1, 2021 (inception) through March 31, 2021 excludes 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	For the Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	4,510,375	$451	$—	$(12,786,739)	$(12,786,288)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	—	—	—	—	—	(71,491)	(71,491)
Net income	—	—	—	—	—	1,671,654	1,671,654
Balance as of March 31, 2022	—	$—	4,510,375	$451	$—	$(11,186,576)	$(11,186,125)

	For the Period from March 1, 2021 (inception) Through March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(11,768)	(11,768)
Balance as of March 31, 2021	—	$—	5,031,250	$503	$24,497	$(11,768)	$13,232

(1) Included up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from March 1, 2021 (inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,671,654	$(11,768)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain on investments held in Trust Account	(18,428)	—
Unrealized gain on investments held in Trust Account	(53,063)	—
Change in fair value of warrant liabilities	(1,873,651)	—
Changes in operating assets and liabilities:
Prepaid expenses	39,127	—
Accounts payable and accrued expenses	(95,265)	800
Accounts payable - related party	—	10,000
Franchise tax payable	(117,123)	—
Net cash used in operating activities	(446,749)	(968)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	60,000
Payment of deferred offering costs	—	(68,643)
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	16,357

Net Change in Cash	(446,749)	15,389
Cash - Beginning of period	842,059	—
Cash - End of period	$395,310	$15,389

Non-cash investing and financing activities
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	$71,491	$—
Deferred offering costs included in accrued offering costs	$—	$275,179

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and partial exercise of the underwriter’s over-allotment option, a total of $182,219,150 from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Going Concern Consideration

As of March 31, 2022 and December 31, 2021, the Company had $395,310 and $842,059 in cash held outside of the Trust Account, respectively, and a working capital surplus of $749,357 and $1,022,845, respectively.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time.  Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the condensed financial statements are issued. The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those the Company cannot yet predict, may cause the Company's business, financial condition, results of operations and the price of the Company's common stock to be adversely affected.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 8, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Private Placement Warrants, and Class A common stock subject to redemption required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity (deficit). The Company’s Class A common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. As of March 31, 2022 and December 31, 2021, 18,041,500 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit. The Company recorded an initial accretion of carrying value to redemption valuation of $25,012,764 upon consummation of the Initial Public Offering. The Company subsequently recorded accretion of carrying value to redemption value of $29,687 due to the unrealized gain on the investments held in the Trust Account for the period from March 1, 2021 (inception) through December 31, 2021, and accretion of carrying value to redemption value of $71,491 due to the realized and unrealized gains on the investments held in the Trust Account for the three months ended March 31, 2022, as the holders of the Class A common stock subject to redemption have the right to redeem their shares for a pro rata portion of the amount held in the Trust Account including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

As of March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed financial statements are reconciled in the following table:

Gross proceeds	$180,415,000
Less:
Proceeds allocated to Public Warrants	(8,569,713)
Issuance costs allocated to Class A common stock	(14,638,901)
Plus:
Initial accretion of carrying value to redemption value	25,012,764
Subsequent accretion of carrying value to redemption value as of December 31, 2021	29,687
Class A common stock subject to possible redemption as of December 31, 2021	182,248,837
Subsequent accretion of carrying value to redemption value as of March 31, 2022	71,491
Class A common stock subject to possible redemption as of March 31, 2022	$182,320,328

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. See Note 10 for details regarding the valuation of the Public Warrants (as defined in Note 3) and the Private Placement Warrants.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A common stock and 20% for the Class B common stock for the three months ended March 31, 2022 and a ratio of 0% for the Class A common stock and 100% for the Class B common stock for the period from March 1, 2021 (inception) through March 31, 2021, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended March 31, 2022	For the Period from March 1, 2021 (inception) Through March 31, 2021
Net income (loss)	$1,671,654	$(11,768)
Accretion of Class A common stock to redemption amount	(71,491)	—
Net income (loss) including accretion of temporary equity to redemption value	$1,600,163	$(11,768)

	For the Three Months Ended March 31, 2022		For the Period from March 1, 2021 (inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income (loss) including accretion of temporary equity to redemption value	$1,280,131	$320,032	$—	$(11,768)
Accretion of Class A common stock to redemption amount	71,491	—	—	—
Net income (loss)	$1,351,622	$320,032	$—	$(11,768)
Denominator:
Weighted Average Common Stock	18,041,500	4,510,375	—	4,375,000
Basic and diluted net income (loss) per common share	$0.07	$0.07	$—	$(0.00)

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

The fair value of the Company’s financial assets and liabilities, other than the investments held in the Trust Account and warrant liabilities, approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 shares of Class B common stock (the “Founder Shares”). The outstanding Founder Shares included an aggregate of up to 656,250 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor.

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

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on July 30, 2021.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and the period from March 1, 2021 (inception) through March 31, 2021, the Company incurred expenses of $30,000 and $0 under this agreement, respectively.

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

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

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

As of March 31, 2022 and December 31, 2021, there were 9,020,750 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 18,041,500 shares of Class A common stock issued and none outstanding, excluding 18,041,500 Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. As of March 31, 2022 and December 31, 2021, there were 4,510,375 shares of Class B common stock issued and outstanding.

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

NOTE 9. INCOME TAX

The Company considers any tax activity for the period from March 1, 2021 (inception) through March 31, 2021 to be immaterial. The Company’s net deferred tax assets (liabilities) as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Deferred tax assets:
Start-up costs	$187,314	$140,508
Net operating loss carryforwards	45,722	35,096
Total deferred tax assets	233,036	175,604
Valuation allowance	(215,659)	(169,370)
Deferred tax liabilities:
Unrealized gain on investments	(17,377)	(6,234)
Total deferred tax liabilities	(17,377)	(6,234)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the three months ended March 31, 2022 consists of the following:

Federal
Current	$—
Deferred	(46,289)

State
Current	$—
Deferred	—
Change in valuation allowance	46,289
Income tax provision	$—

As of March 31, 2022 and December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $218,000 and $167,000 that may be carried forward indefinitely, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2022, the valuation allowance was $46,289.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of derivative warrant liabilities	(23.8)%	(25.6)%
Non-deductible transaction costs	—%	2.3%
Change in valuation allowance	2.8%	2.3%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$182,320,328	$182,320,328	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,976,848	$2,976,848	$—	$—
Warrant liability – Private Placement Warrants	$2,644,109	$—	$2,644,109	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$182,248,837	$182,248,837	$—	$—
Liabilities
Warrant liability – Public Warrants	$3,969,130	$3,969,130	$—	$—
Warrant liability – Private Placement Warrants	$3,525,478	$—	$3,525,478	$—

Upon initial measurement as of July 30, 2021, the Company utilized a binomial/lattice model to value the Public Warrants and Private Placement Warrants. The estimated fair value upon the initial measurement of the warrant liabilities as of July 30, 2021, was determined using Level 3 inputs. The Company estimated volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. As of March 31, 2022 and December 31, 2021, since both Public Warrants and Private Placement Warrants are subject to the certain make-whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used.

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

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of March 1, 2021	$—
Initial measurement of Public Warrants and Private Placement Warrants as of July 30, 2021	15,770,000
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on August 20, 2021	411,541
Transfer of Public Warrants to Level 1 measurement	(4,780,998)
Transfer of Private Placement Warrants to Level 2 measurement	(4,246,599)
Change in fair value	(7,153,944)
Fair value as of December 31, 2021	$—
Change in fair value	—
Fair value as of March 31, 2022	$—

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $1,873,651 and $0 within the condensed statements of operations for the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021, respectively. The gains on the change in fair value of warrant liabilities were due in large part to the decrease in the publicly traded price of the Public Warrants.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mercury Ecommerce Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mercury Sponsor Group I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 and for the period from March 1, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had net income of $1,671,654, which resulted from gains on the change in fair value of warrant liabilities of $1,873,651, unrealized gains on investments held in the Trust Account of $53,063, and realized gains on investments held in the Trust Account of $18,428, partially offset by formation and operating costs of $222,890 and franchise tax expense of $50,598. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the publicly traded price of the public warrants.

For the period from March 1, 2021 (inception) through March 31, 2021, we had a net loss of $11,768, which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

On July 30, 2021, we consummated our initial public offering of 17,500,000 units generating gross proceeds to the Company of $175,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 7,850,000 warrants to the Sponsor at a purchase price of $1.00 per warrant (the “private placement warrants”), generating gross proceeds of $7,850,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in a trust account (the “trust account”). If we do not complete an initial business combination within 24 months from the closing of our initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

We had granted the underwriter in our initial public offering a 45-day option to purchase up to 2,625,000 additional units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions. Simultaneously with the underwriter partially exercising the over-allotment option, our sponsor purchased an additional 162,450 private placement warrants (the “over-allotment private placement warrants”) at a price of $1.00 per over-allotment private placement warrant ($162,450 in the aggregate).

For the three months ended March 31, 2022, net cash used in operating activities was $446,749, which was due to the change in fair value of warrant liabilities of $1,873,651, changes in working capital of $173,261, unrealized gain on investments held in Trust Account of $53,063, and realized gain on investments held in Trust Account of $18,428 partially offset by our net income of $1,671,654.

For the period from March 1, 2021 (inception) through March 31, 2021, net cash used in operating activities was $968, which was due our net loss of $11,768, partially offset by changes in working capital of $10,800.

For the period from March 1, 2021 (inception) through March 31, 2021, net cash provided by financing activities was $16,357, which was due to the proceeds from the promissory note - related party of $60,000 and the proceeds from the sale of Class B common stock to our sponsor of 25,000, partially offset by the payment of deferred offering costs of $68,643.

As of March 31, 2022 and December 31, 2021, we had cash of $395,310 and $842,059 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 of the accompanying condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the restatement of our July 30, 2021 balance sheet (the “restatement”) related to the classification of redeemable Class A Shares, which combined, constitutes a material weakness in our internal control over financial reporting.

Regarding the restatement of the Company’s balance sheet included on our Form 8-K, as filed with the SEC on August 6, 2021 and August 26, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. Additionally, due to the requirement to record additional deferred offering costs to be recorded for the excess fair value of the founder shares sold over the purchase price, we have determined that the misstatement of the balance sheet as of July 30, 2021 was material based on quantitative criteria.

It was noted that the non-cash adjustments to the financial statements did not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited annual financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities regarding the restatement of our July 30, 2021 balance sheet, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 4, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 4, 2022.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stock to be adversely affected.

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

Mercury Ecommerce Acquisition Corp.

Date: May 13, 2022	By:	/s/ Andrew White
Name: Andrew White
Title: Chief Executive Officer

Mercury Ecommerce Acquisition Corp.

Date: May 13, 2022	By:	/s/ Winston Gilpin
Name: Winston Gilpin
Title: Chief Financial Officer