Form 10-Q
period 2022-06-30
Mercury Ecommerce Acquisition Corp
filed 2022-08-11
CIK 1849902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 18,041,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,510,375 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

MERCURY ECOMMERCE ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION		1

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheets as of June 30, 2022 and December 31, 2021 (Audited)	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from March 1, 2021 (inception) through June 30, 2021	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from March 1, 2021 (inception) through June 30, 2021	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from March 1, 2021 (inception) through June 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

PART II - OTHER INFORMATION		28

Item 1.	LEGAL PROCEEDINGS	28

Item 1A.	RISK FACTORS	28

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

Item 3.	DEFAULTS UPON SENIOR SECURITIES	29

Item 4.	MINE SAFETY DISCLOSURES	29

Item 5.	OTHER INFORMATION	29

Item 6.	EXHIBITS	29

SIGNATURES		30

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$263,774	$842,059
Prepaid expenses and other current assets	339,420	465,183
Total current assets	603,194	1,307,242
Investments held in Trust Account	182,550,926	182,248,837
Total Assets	$183,154,120	$183,556,079

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$13,859	$117,274
Franchise tax payable	100,000	167,123
Total current liabilities	113,859	284,397
Warrant liabilities	3,065,976	7,494,608
Deferred underwriting fee payable	6,314,525	6,314,525
Total Liabilities	9,494,360	14,093,530

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 18,041,500 shares at redemption value of $10.10 per share and earnings on investments held in Trust Account	182,550,926	182,248,837

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; no shares issued and outstanding (excluding 18,041,500 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,510,375 shares issued and outstanding	451	451
Additional paid-in capital	—	—
Accumulated deficit	(8,891,617)	(12,786,739)
Total Stockholders’ Deficit	(8,891,166)	(12,786,288)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$183,154,120	$183,556,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from March 1, 2021 (inception) Through June 30, 2021
Formation and operating costs	$210,022	$42,920	$432,912	$54,688
Franchise tax	50,000	—	100,598	—
Loss from operations	(260,022)	(42,920)	(533,510)	(54,688)
Other income (expense)
Realized gain on investments held in Trust Account	92,185	—	110,613	—
Unrealized gain on investments held in Trust Account	138,413	—	191,476	—
Gain from change in fair value of warrant liabilities	2,554,981	—	4,428,632	—
Total other income, net	2,785,579	—	4,730,721	—

Net income (loss)	$2,525,557	$(42,920)	$4,197,211	$(54,688)

Weighted average shares outstanding, Class A common stock subject to possible redemption	18,041,500	—	18,041,500	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.11	$—	$0.19	$—

Weighted average shares outstanding, Class B common stock(1)	4,510,375	4,375,000	4,510,375	4,375,000
Basic and diluted net income (loss) per share, Class B common stock	$0.10	$(0.01)	$0.17	$(0.01)

(1) The three months ended June 30, 2021 and the period from March 1, 2021 (inception) through June 30, 2021 excludes 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
	For the Six Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	—	$—	4,510,375	$451	$—	$(12,786,739)	$(12,786,288)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	—	—	—	—	—	(71,491)	(71,491)
Net income	—	—	—	—	—	1,671,654	1,671,654
Balance as of March 31, 2022	—	—	4,510,375	451	—	(11,186,576)	(11,186,125)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022	—	—	—	—	—	(230,598)	(230,598)
Net income	—	—	—	—	—	2,525,557	2,525,557
Balance as of June 30, 2022	—	$—	4,510,375	$451	$—	$(8,891,617)	$(8,891,166)

	For the Period from March 1, 2021 (inception) Through June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of March 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(11,768)	(11,768)
Balance as of March 31, 2021	—	—	5,031,250	503	24,497	(11,768)	13,232
Net loss	—	—	—	—	—	(42,920)	(42,920)
Balance as of June 30, 2021	—	$—	5,031,250	$503	$24,497	$(54,688)	$(29,688)

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

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from March 1, 2021 (inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,197,211	$(54,688)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation and operating costs through due to Sponsor	—	10,000
Realized gain on investments held in Trust Account	(110,613)	—
Unrealized gain on investments held in Trust Account	(191,476)	—
Change in fair value of warrant liabilities	(4,428,632)	—
Changes in operating assets and liabilities:
Prepaid expenses	125,763	—
Accounts payable and accrued expenses	(103,415)	—
Franchise tax payable	(67,123)	—
Net cash used in operating activities	(578,285)	(44,688)

Cash Flows from Investing Activities:
Proceeds from redemption of U.S. government treasury obligations	182,345,000	—
Purchase of U.S. government treasury obligations	(182,345,000)	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	300,000
Payment of deferred offering costs	—	(120,656)
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	204,344

Net Change in Cash	(578,285)	159,656
Cash - Beginning of period	842,059	—
Cash - End of period	$263,774	$159,656

Non-cash investing and financing activities
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022	$302,089	$—
Deferred offering costs included in accrued offering costs	$—	$395,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity for the six months ended June 30, 2022 and for the period from March 1, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 3. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the underwriter partially exercising the over-allotment option, the Sponsor purchased an additional 162,450 warrants ( the “Over-Allotment Private Placement Warrants”) at a price of $1.00 per Over-Allotment Private Placement Warrant ($162,450 in the aggregate), which is described in Note 4.

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
JUNE 30, 2022
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
JUNE 30, 2022
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

Going Concern Consideration

As of June 30, 2022 and December 31, 2021, the Company had $263,774 and $842,059 in cash held outside of the Trust Account, respectively, and a working capital surplus of $489,335 and $1,022,845, respectively.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time.  Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those the Company cannot yet predict, may cause the Company’s business, financial condition, results of operations and the price of the Company’s common stock to be adversely affected.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 8, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gains (losses) on investments held in Trust Account and realized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity (deficit). The Company’s Class A common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. As of June 30, 2022 and December 31, 2021, 18,041,500 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit. The Company recorded an initial accretion of carrying value to redemption valuation of $25,012,764 upon consummation of the Initial Public Offering. The Company subsequently recorded accretion of carrying value to redemption value of $29,687 due to the unrealized gain on the investments held in the Trust Account for the period from March 1, 2021 (inception) through December 31, 2021, and accretion of carrying value to redemption value of $302,089 due to the realized and unrealized gains on the investments held in the Trust Account for the six months ended June 30, 2022, as the holders of the Class A common stock subject to redemption have the right to redeem their shares for a pro rata portion of the amount held in the Trust Account including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
As of June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed financial statements are reconciled in the following table:

Gross proceeds	$180,415,000
Less:
Proceeds allocated to Public Warrants	(8,569,713)
Issuance costs allocated to Class A common stock	(14,638,901)
Plus:
Initial accretion of carrying value to redemption value	25,012,764
Subsequent accretion of carrying value to redemption value as of December 31, 2021	29,687
Class A common stock subject to possible redemption as of December 31, 2021	182,248,837
Subsequent accretion of carrying value to redemption value as of March 31, 2022	71,491
Class A common stock subject to possible redemption as of March 31, 2022	182,320,328
Subsequent accretion of carrying value to redemption value as of June 30, 2022	230,598
Class A common stock subject to possible redemption as of June 30, 2022	$182,550,926

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
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A common stock and 20% for the Class B common stock for the three and six months ended June 30, 2022 and a ratio of 0% for the Class A common stock and 100% for the Class B common stock for the three months ended June 30, 2021 and the period from March 1, 2021 (inception) through March 31, 2021, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the Period from March 1, 2021 (inception) Through June 30, 2021
Net income (loss)	$2,525,557	$(42,920)	$4,197,211	$(54,688)
Accretion of Class A common stock to redemption amount	(230,598)	—	(302,089)	—
Net income (loss) including accretion of temporary equity to redemption value	$2,294,959	$(42,920)	$3,895,122	$(54,688)

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Period from March 1, 2021 (inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income (loss) including accretion of temporary equity to redemption value	$1,835,967	$458,992	$—	$(42,920)	$3,116,098	$779,024	$—	$(54,688)
Accretion of Class A common stock to redemption amount	230,598	—	—	—	302,089	—	—	—
Net income (loss)	$2,066,565	$458,992	$—	$(42,920)	$3,418,187	$779,024	$—	$(54,688)
Denominator:
Weighted Average Common Stock	18,041,500	4,510,375	—	4,375,000	18,041,500	4,510,375	—	4,375,000
Basic and diluted net income (loss) per common share	$0.11	$0.10	$—	$(0.01)	$0.19	$0.17	$—	$(0.01)

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

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
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
JUNE 30, 2022
(UNAUDITED)
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

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on July 30, 2021.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022 the Company incurred expenses of $30,000 and $60,000, respectively. During the three months ended June 30, 2021 and the period from March 1, 2021 (inception) through June 30, 2021, the Company did not incur any expenses under this agreement.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
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

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
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

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022 and December 31, 2021, there were 9,020,750 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 18,041,500 shares of Class A common stock issued and none outstanding, excluding 18,041,500 Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. As of June 30, 2022 and December 31, 2021, there were 4,510,375 shares of Class B common stock issued and outstanding.

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

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
NOTE 9. INCOME TAX

The Company considers any tax activity for the period from March 1, 2021 (inception) through June 30, 2021 to be immaterial. The Company’s net deferred tax assets (liabilities) as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Deferred tax assets:
Start-up costs	$231,419	$140,508
Net operating loss carryforwards	32,993	35,096
Total deferred tax assets	264,412	175,604
Valuation allowance	(217,968)	(169,370)
Deferred tax liabilities:
Unrealized gain on investments	(46,444)	(6,234)
Total deferred tax liabilities	(46,444)	(6,234)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the six months ended June 30, 2022 consists of the following:

Federal
Current	$—
Deferred	(48,598)

State
Current	$—
Deferred	—
Change in valuation allowance	48,598
Income tax provision	$—

As of June 30, 2022 and December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $157,000 and $167,000 that may be carried forward indefinitely, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the six months ended June 30, 2022, the valuation allowance was $48,598.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
A reconciliation of the federal income tax rate to the Company’s effective tax rate as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of derivative warrant liabilities	(22.2)%	(25.6)%
Non-deductible transaction costs	—%	2.3%
Change in valuation allowance	1.2%	2.3%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$182,550,926	$182,550,926	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,623,735	$1,623,735	$—	$—
Warrant liability – Private Placement Warrants	$1,442,241	$—	$1,442,241	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$182,248,837	$182,248,837	$—	$—
Liabilities
Warrant liability – Public Warrants	$3,969,130	$3,969,130	$—	$—
Warrant liability – Private Placement Warrants	$3,525,478	$—	$3,525,478	$—

Upon initial measurement as of July 30, 2021, the Company utilized a binomial/lattice model to value the Public Warrants and Private Placement Warrants. The estimated fair value upon the initial measurement of the warrant liabilities as of July 30, 2021, was determined using Level 3 inputs. The Company estimated volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. As of June 30, 2022 and December 31, 2021, since both Public Warrants and Private Placement Warrants are subject to the certain make-whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
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

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of March 1, 2021	$—
Initial measurement of Public Warrants and Private Placement Warrants as of July 30, 2021	15,770,000
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on August 20, 2021	411,541
Transfer of Public Warrants to Level 1 measurement	(4,780,998)
Transfer of Private Placement Warrants to Level 2 measurement	(4,246,599)
Change in fair value	(7,153,944)
Fair value as of December 31, 2021	$—
Change in fair value	—
Fair value as of March 31, 2022	$—
Change in fair value	—
Fair value as of June 30, 2022	$—

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,554,981 and $4,428,632 within the condensed statements of operations for the three and six months ended June 30, 2022, respectively. The Company did not recognize gains in connection with changes in the fair value of warrant liabilities for the three months ended June 30, 2021 and for the period from March 1, 2021 (inception) through June 30, 2021. The gains on the change in fair value of warrant liabilities were due in large part to the decrease in the publicly traded price of the Public Warrants.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
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

Overview

We are a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial public offering using cash from the proceeds of our initial business combination and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the six months ended June 30, 2022 and for the period from March 1, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2022, we had net income of $2,525,557, which resulted from gains on the change in fair value of warrant liabilities of $2,554,981, unrealized gains on investments held in the Trust Account of $138,413 and realized gains on investments held in the Trust Account of $92,185, partially offset by formation and operating costs of $210,022 and franchise tax expense of $50,000. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the publicly traded price of the public warrants.

For the six months ended June 30, 2022, we had net income of $4,197,211, which resulted from gains on the change in fair value of warrant liabilities of $4,428,632, unrealized gains on investments held in the Trust Account of $191,476 and realized gains on investments held in the Trust Account of $110,613, partially offset by formation and operating costs of $432,912 and franchise tax expense of $100,598. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the publicly traded price of the public warrants.

For the three months ended June 30, 2021, we had a net loss of $42,920, which resulted entirely from formation and operating costs.

For the period from March 1, 2021 (inception) through June 30, 2021, we had a net loss of $54,688, which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

On July 30, 2021, we consummated our initial public offering of 17,500,000 units generating gross proceeds to the Company of $175,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 7,850,000 warrants to the Sponsor at a purchase price of $1.00 per warrant (the “private placement warrants”), generating gross proceeds of $7,850,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in a trust account (the “trust account”). If we do not sign a definitive agreement for an initial business combination within 18 months from the closing of our initial public offering (January 30, 2023) and do not complete an initial business combination within 24 months from the closing of our initial public offering (July 30, 2023), we will cease all operations except for the purpose of winding up, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

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

For the six months ended June 30, 2022, net cash used in operating activities was $578,285, which was due to a gain on the change in the fair value of warrant liabilities of $4,428,632, unrealized gain on investments held in Trust Account of $191,476, realized gain on investments held in Trust Account of $110,613, and changes in working capital of $44,775, partially offset by our net income of $4,197,211.

For the period from March 1, 2021 (inception) through June 30, 2021, net cash used in operating activities was $44,688, which was due our net loss of $54,688, partially offset by formation and operating costs paid by the Sponsor of $10,000.

For the six months ended June 30, 2022, net cash used in investing activities was $0, which was due to the proceeds from the redemption of U.S. government treasury obligations of $182,345,000, fully offset by the purchase of U.S. government treasury obligations of $182,345,000.

There were no cash flows from investing activities for the period from March 1, 2021 (inception) through June 30, 2021.

There were no cash flows from financing activities for the six months ended June 30, 2022.

For the period from March 1, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $204,344, which was due to the proceeds from the promissory note - related party of $300,000 and the proceeds from the sale of Class B common stock to our sponsor of 25,000, partially offset by the payment of deferred offering costs of $120,656.

As of June 30, 2022 and December 31, 2021, we had cash of $263,774 and $842,059 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the restatement of our July 30, 2021 balance sheet (the “restatement”) related to the classification of redeemable Class A Shares, which combined, constitutes a material weakness in our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 4, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 4, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022.

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

Mercury Ecommerce Acquisition Corp.

Date: August 10, 2022	By:	/s/ R. Andrew White
Name: R. Andrew White
Title: President and Chief Executive Officer

Mercury Ecommerce Acquisition Corp.

Date: August 10, 2022	By:	/s/ Winston Gilpin
Name: Winston Gilpin
Title: Chief Financial Officer