Form 10-Q
period 2022-09-30
Mercury Ecommerce Acquisition Corp
filed 2022-11-10
CIK 1849902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 18,041,500 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,510,375 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

MERCURY ECOMMERCE ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021	2

	Condensed Statements of Changes in Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 1, 2021 (inception) through September 30, 2021	5

	Notes to Condensed Financial Statements	6

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4.	CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	30

Item 1A.	RISK FACTORS	30

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

Item 3.	DEFAULTS UPON SENIOR SECURITIES	31

Item 4.	MINE SAFETY DISCLOSURES	31

Item 5.	OTHER INFORMATION	31

Item 6.	EXHIBITS	32

SIGNATURES		33

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$27,598	$842,059
Prepaid expenses and other current assets	252,409	465,183
Total current assets	280,007	1,307,242
Investments held in Trust Account	183,448,890	182,248,837
Total Assets	$183,728,897	$183,556,079

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$16,713	$117,274
Franchise tax payable	47,858	167,123
Total current liabilities	64,571	284,397
Warrant liabilities	1,021,992	7,494,608
Deferred underwriting fee payable	6,314,525	6,314,525
Total Liabilities	7,401,088	14,093,530

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 18,041,500 shares at redemption value of $10.10 per share and unrealized gain on investments held in Trust Account	183,448,890	182,248,837

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; no shares issued and outstanding (excluding 18,041,500 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,510,375 shares issued and outstanding	451	451
Additional paid-in capital	—	—
Accumulated deficit	(7,121,532)	(12,786,739)
Total Stockholders’ Deficit	(7,121,081)	(12,786,288)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$183,728,897	$183,556,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from March 1, 2021 (inception) Through September 30, 2021
Formation and operating costs	$223,899	$228,514	$656,811	$283,202
Franchise tax	50,000	116,393	150,598	116,393
Loss from operations	(273,899)	(344,907)	(807,409)	(399,595)

Other income (expense)
Expensed offering costs	—	(762,517)	—	(762,517)
Realized gain on investments held in Trust Account	410,818	—	521,431	—
Unrealized gain on investments held in Trust Account	487,146	3,059	678,622	3,059
Gain from change in fair value of warrant liabilities	2,043,984	7,153,945	6,472,616	7,153,945
Total other income, net	2,941,948	6,394,487	7,672,669	6,394,487

Net income	$2,668,049	$6,049,580	$6,865,260	$5,994,892

Weighted average shares outstanding, Class A common stock subject to possible redemption	18,041,500	12,034,799	18,041,500	5,198,129
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.13	$0.93	$0.32	$2.82

Weighted average shares outstanding, Class B common stock(1)	4,510,375	4,435,330	4,510,375	4,339,438
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(1.15)	$0.25	$(1.99)

(1) The three months ended September 30, 2021 and the period from March 1, 2021 (inception) through September 30, 2021 excludes 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter partially exercised its over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
	For the Nine Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	—	$—	4,510,375	$451	$—	$(12,786,739)	$(12,786,288)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	—	—	—	—	—	(71,491)	(71,491)
Net income	—	—	—	—	—	1,671,654	1,671,654
Balance as of March 31, 2022	—	—	4,510,375	451	—	(11,186,576)	(11,186,125)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022	—	—	—	—	—	(230,598)	(230,598)
Net income	—	—	—	—	—	2,525,557	2,525,557
Balance as of June 30, 2022	—	$—	4,510,375	$451	$—	$(8,891,617)	$(8,891,166)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of September 30, 2022	—	—	—	—	—	(897,964)	(897,964)
Net income	—	—	—	—	—	2,668,049	2,668,049
Balance as of September 30, 2022	—	$—	4,510,375	$451	$—	$(7,121,532)	$(7,121,081)

	For the Period from March 1, 2021 (inception) Through September 30, 2021
	Class A Common Stock		Class B Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of March 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(11,768)	(11,768)
Balance as of March 31, 2021	—	—	5,031,250	503	24,497	(11,768)	13,232
Net loss	—	—	—	—	—	(42,920)	(42,920)
Balance as of June 30, 2021	—	—	5,031,250	503	24,497	(54,688)	(29,688)
Excess of cash received over the fair value of the private placement warrants	—	—	—	—	392,500	—	392,500
Excess of fair value of Founder Shares sold over the purchase price	—	—	—	—	4,714,400	—	4,714,400
Excess of cash received over the fair value of the over-allotment private placement warrants	—	—	—	—	8,122	—	8,122
Forfeiture of Class B common stock	—	—	(520,875)	(52)	52	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(5,139,571)	(19,876,252)	(25,015,823)
Net income	—	—	—	—	—	6,049,580	6,049,580
Balance as of September 30, 2021	—	$—	4,510,375	$451	$—	$(13,881,360)	$(13,880,909)

(1) Included up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter partially exercised its over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from March 1, 2021 (inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income	$6,865,260	$5,994,892
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on investments held in Trust Account	(521,431)	—
Unrealized gain on investments held in Trust Account	(678,622)	(3,059)
Expensed offering costs	—	762,517
Change in fair value of warrant liabilities	(6,472,616)	(7,153,945)
Changes in operating assets and liabilities:
Prepaid expenses	212,774	(561,937)
Accounts payable and accrued expenses	(100,561)	110,149
Franchise tax payable	(119,265)	116,393
Net cash used in operating activities	(814,461)	(734,990)

Cash Flows from Investing Activities:
Proceeds from redemption of U.S. government treasury obligations	365,098,000	—
Purchase of U.S. government treasury obligations	(365,098,000)	—
Investment of cash into Trust Account	—	(182,219,150)
Net cash used in investing activities	—	(182,219,150)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	300,000
Repayment of promissory note - related party	—	(300,000)
Proceeds from initial public offering, net of underwriting fees	—	176,806,700
Proceeds from sale of Private Placement Warrants	—	8,012,451
Payment of deferred offering costs	—	(764,193)
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	184,079,958

Net Change in Cash	(814,461)	1,125,818
Cash - Beginning of period	842,059	—
Cash - End of period	$27,598	$1,125,818

Non-cash investing and financing activities
Deferred underwriting fee payable	$—	$6,314,525
Excess of the fair value of Founder Shares sold over the purchase price	$—	$4,714,400
Forfeiture of Class B common stock	$—	$52
Accretion of Class A common stock subject to redemption to redemption value	$—	$25,015,823
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of September 30, 2022	$1,200,053	$—
Deferred offering costs included in accrued offering costs	$—	$395,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCURY ECOMMERCE ACQUISITION CORP.
NOTES TO CONDENSED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not commenced any operations. All activity for the nine months ended September 30, 2022 and for the period from March 1, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 3. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the underwriter partially exercising the over-allotment option, the Sponsor purchased an additional 162,450 warrants (the “Over-Allotment Private Placement Warrants”) at a price of $1.00 per Over-Allotment Private Placement Warrant ($162,450 in the aggregate), which is described in Note 4.

In addition, the Sponsor agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. The underwriter partially exercised its over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor, which is described in Note 5.

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

The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

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

Going Concern Consideration

As of September 30, 2022, the Company had $27,598 in cash held outside of the Trust Account, respectively, and a working capital surplus of $215,436. On October 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 on or before October 11, 2024 to cover, among other things, expenses related to a business combination, as described in Note 11. On October 11, 2022, the Company borrowed $200,000 under the promissory note.

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time.  Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 8, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gains (losses) on investments held in Trust Account and realized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. As of September 30, 2022 and December 31, 2021, 18,041,500 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit. The Company recorded an initial accretion of carrying value to redemption valuation of $25,012,764 upon consummation of the Initial Public Offering. The Company subsequently recorded accretion of carrying value to redemption value of $29,687 due to the unrealized gain on the investments held in the Trust Account for the period from March 1, 2021 (inception) through December 31, 2021, and accretion of carrying value to redemption value of $1,200,053 due to the realized and unrealized gains on the investments held in the Trust Account for the nine months ended September 30, 2022, as the holders of the Class A common stock subject to redemption have the right to redeem their shares for a pro rata portion of the amount held in the Trust Account including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed financial statements are reconciled in the following table:

Gross proceeds	$180,415,000
Less:
Proceeds allocated to Public Warrants	(8,569,713)
Issuance costs allocated to Class A common stock	(14,638,901)
Plus:
Initial accretion of carrying value to redemption value	25,012,764
Subsequent accretion of carrying value to redemption value as of December 31, 2021	29,687
Class A common stock subject to possible redemption as of December 31, 2021	182,248,837
Subsequent accretion of carrying value to redemption value as of March 31, 2022	71,491
Class A common stock subject to possible redemption as of March 31, 2022	182,320,328
Subsequent accretion of carrying value to redemption value as of June 30, 2022	230,598
Class A common stock subject to possible redemption as of June 30, 2022	$182,550,926
Subsequent accretion of carrying value to redemption value as of September 30, 2022	897,964
Class A common stock subject to possible redemption as of September 30, 2022	$183,448,890

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A common stock and 20% for the Class B common stock for the three and nine months ended September 30, 2022 and a ratio of 0% for the Class A common stock and 100% for the Class B common stock for the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the Period from March 1, 2021 (inception) Through September 30, 2021
Net income	$2,668,049	$6,049,580	$6,865,260	$5,994,892
Less: Accretion of Class A common stock to redemption amount	(897,964)	(25,015,823)	(1,200,053)	(25,015,823)
Net income (loss) including accretion of temporary equity to redemption value	$1,770,085	$(18,966,243)	$5,665,207	$(19,020,931)

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Period from March 1, 2021 (inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income (loss) including accretion of temporary equity to redemption value	$1,416,068	$354,017	$(13,858,721)	$(5,107,522)	$4,532,166	$1,133,041	$(10,366,716)	$(8,654,214)
Accretion of Class A common stock to redemption amount	897,964	—	25,015,823	—	1,200,053	—	25,015,823	—
Net income (loss)	$2,314,032	$354,017	$11,157,102	$(5,107,522)	$5,732,219	$1,133,041	$14,649,107	$(8,654,214)
Denominator:
Weighted Average Common Stock	18,041,500	4,510,375	12,034,799	4,435,330	18,041,500	4,510,375	5,198,129	4,339,438
Basic and diluted net income (loss) per common share	$0.13	$0.08	$0.93	$(1.15)	$0.32	$0.25	$2.82	$(1.99)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 shares of Class B common stock (the “Founder Shares”). The outstanding Founder Shares included an aggregate of up to 656,250 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The underwriter partially exercised its over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor.

A total of ten anchor investors purchased 14,402,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit; seven anchor investors purchased 1,732,500 Units in the Initial Public Offering at the offering price of $10.00 per Unit, and such allocations were determined by the underwriter; one anchor investor purchased 1,400,000 Units in the Initial Public Offering at the offering price of $10.00 per unit; and two anchor investors purchased 437,500 Units in the Initial Public Offering at the offering price of $10.00 per Unit. In connection with the purchase of such Units, the anchor investors have not been granted any stockholder or other rights in addition to those afforded to the Company’s other public stockholders. Further, the anchor investors are not required to (i) hold any Units, Class A common stock or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A common stock they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The anchor investors will have the same rights to the funds held in the Trust Account with respect to the Class A common stock underlying the Units they purchased in the Initial Public Offering as the rights afforded to the Company’s other public stockholders.

Each anchor investor has entered into separate investment agreements with the Company and the Sponsor pursuant to which each anchor investor purchased a specified number of Founder Shares, or an aggregate of 830,000 Founder Shares, from the Sponsor for $0.005 per share, or an aggregate purchase price of $4,150 at the closing of the Initial Public Offering, which was subject to such anchor investor’s acquisition of 100% of the Units allocated to it by the underwriter in the Initial Public Offering. Pursuant to the investment agreements, the anchor investors have agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by the Sponsor and independent directors.

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

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on July 30, 2021.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. As of July 1, 2022, the administrative support agreement was terminated and no further expense incurred. During the three and nine months ended September 30, 2022 the Company incurred expenses of $0 and $60,000, respectively. During the three months ended September 30, 2021 and the period from March 1, 2021 (inception) through September 30, 2021, the Company incurred expenses of $30,000 and $70,000, respectively under this agreement.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

As of September 30, 2022 and December 31, 2021, there were 9,020,750 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 18,041,500 shares of Class A common stock issued and none outstanding, excluding 18,041,500 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 shares of Class B common stock. The underwriter partially exercised its over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. As of September 30, 2022 and December 31, 2021, there were 4,510,375 shares of Class B common stock issued and outstanding.

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

NOTE 9. INCOME TAX

The Company considers any tax activity for the period from March 1, 2021 (inception) through September 30, 2021 to be immaterial. The Company’s net deferred tax assets (liabilities) as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Deferred tax assets:
Start-up costs	$278,438	$140,508
Net operating loss carryforwards	66,721	35,096
Total deferred tax assets	345,159	175,604
Valuation allowance	(86,914)	(169,370)
Deferred tax liabilities:
Unrealized gain on investments	(258,245)	(6,234)
Total deferred tax liabilities	(258,245)	(6,234)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the nine months ended September 30, 2022 consists of the following:

Federal
Current	$—
Deferred	(82,455)

State
Current	$—
Deferred	—
Change in valuation allowance	82,455
Income tax provision	$—

As of September 30, 2022 and December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $317,000 and $167,000 that may be carried forward indefinitely, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the nine months ended September 30, 2022, the valuation allowance was $82,455.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of derivative warrant liabilities	(19.8)%	(25.6)%
Non-deductible transaction costs	—%	2.3%
Change in valuation allowance	(1.2)%	2.3%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$183,448,890	$183,448,890	$—	$—
Liabilities
Warrant liability – Public Warrants	$541,245	$541,245	$—	$—
Warrant liability – Private Placement Warrants	$480,747	$—	$480,747	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$182,248,837	$182,248,837	$—	$—
Liabilities
Warrant liability – Public Warrants	$3,969,130	$3,969,130	$—	$—
Warrant liability – Private Placement Warrants	$3,525,478	$—	$3,525,478	$—

Upon initial measurement as of July 30, 2021, the Company utilized a binomial/lattice model to value the Public Warrants and Private Placement Warrants. The estimated fair value upon the initial measurement of the warrant liabilities as of July 30, 2021, was determined using Level 3 inputs. The Company estimated volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. As of September 30, 2022 and December 31, 2021, since both Public Warrants and Private Placement Warrants are subject to certain make-whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used.

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

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of March 1, 2021	$—
Initial measurement of Public Warrants and Private Placement Warrants as of July 30, 2021	15,770,000
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on August 20, 2021	411,541
Transfer of Public Warrants to Level 1 measurement	(4,780,998)
Transfer of Private Placement Warrants to Level 2 measurement	(4,246,599)
Change in fair value	(7,153,944)
Fair value as of December 31, 2021	$—
Change in fair value	—
Fair value as of March 31, 2022	$—
Change in fair value	—
Fair value as of June 30, 2022	$—
Change in fair value	—
Fair value as of September 30, 2022	$—

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,043,984 and $6,472,616 within the condensed statements of operations for the three and nine months ended September 30, 2022, respectively. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $7,153,945 for the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021. The gains on the change in fair value of warrant liabilities were due in large part to the decrease in the publicly traded price of the Public Warrants.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 on or before October 11, 2024 to cover, among other things, expenses related to a business combination. The promissory note accrues interest at 6.00% per annum and is payable on or before October 11, 2024. On Ocotber 11, 2022, the Company borrowed $200,000 under the note. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the note but no proceeds from the Trust Account would be used to repay the note. As of November 10, 2022, $200,000 had been drawn down under the promissory note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2022, as well as the Company’s other filings with the SEC from time to time. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the nine months ended September 30, 2022 and for the period from March 1, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below and activities related to searching for a potential business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2022, we had net income of $2,668,049, which resulted from gains on the change in fair value of warrant liabilities of $2,043,984, unrealized gains on investments held in the Trust Account of $487,146, and realized gains on investments held in the Trust Account of $410,818, partially offset by formation and operating costs of $223,899 and franchise tax expense of $50,000. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the publicly traded price of the public warrants.

For the nine months ended September 30, 2022, we had net income of $6,865,260, which resulted from gains on the change in fair value of warrant liabilities of $6,472,616, unrealized gains on investments held in the Trust Account of $678,622, and realized gains on investments held in the Trust Account of $521,431, partially offset by formation and operating costs of $656,811 and franchise tax expense of $150,598. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the publicly traded price of the public warrants.

For the three months ended September 30, 2021, we had net income of $6,049,580, which resulted from gains on the fair value of warrant liabilities of $7,153,945 and unrealized gains on investments held in the Trust Account of $3,059, partially offset by expensed offering costs of $762,517, formation and operating costs of $228,514, and franchise tax expense of $116,393.

For the period from March 1, 2021 (inception) through September 30, 2021, we had a net income of $5,994,892, which resulted from gains on the fair value of warrant liabilities of $7,153,945 and unrealized gains on investments held in the Trust Account of $3,059, partially offset by expensed offering costs of $762,517, formation and operating costs of $283,202, and franchise tax expense of 116,393

Liquidity, Capital Resources, and Going Concern

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

For the nine months ended September 30, 2022, net cash used in operating activities was $814,461, which was due to a gain on the change in the fair value of warrant liabilities of $6,472,616, unrealized gain on investments held in Trust Account of $678,622, realized gain on investments held in Trust Account of $521,431, and changes in working capital of $7,052, partially offset by our net income of $6,865,260.

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

For the nine months ended September 30, 2022, net cash used in investing activities was $0, which was due to the proceeds from the redemption of U.S. government treasury obligations of $365,098,000, fully offset by the purchase of U.S. government treasury obligations of $365,098,000.

For the period from March 1, 2021 (inception) through September 30, 2021, net cash used in investing activities was $182,219,150, which was the result of the amount of net proceeds from the initial public offering and partial exercise of the over-allotment option by the underwriter being deposited to the Trust Account.

There were no cash flows from financing activities for the nine months ended September 30, 2022.

For the period from March 1, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $184,079,958, which was due to proceeds from the Initial Public Offering and the partial exercise of the over-allotment option by the underwriter, net of underwriter's discount paid of $176,806,700, proceeds from sale of private placement warrants of $8,012,451, the proceeds from the promissory note - related party of $300,000 and the proceeds from the sale of Class B common stock to the Sponsor of $25,000, partially offset by the payment of offering costs of $764,193 and the repayment of the promissory note - related party of $300,000.

As of September 30, 2022 and December 31, 2021, the Company had $27,598 and $842,059 in cash held outside of the Trust Account, respectively, and a working capital surplus of $215,436 and $1,022,845, respectively. On October 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 to cover expenses related to a business combination, as described in Note 11. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors will loan the Company funds as may be required under the Working Capital Loans.

As a result of the above, in connection with the Company's assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company's ability to continue as a going concern through approximately one year from the date the condensed financial statements are issued. The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Upon initial measurement as of July 30, 2021, we utilized a binomial/lattice model to value the public warrants and private placement warrants. The estimated fair value upon the initial measurement of the warrant liabilities as of July 30, 2021, was determined using Level 3 inputs. We estimated volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which we anticipated to remain at zero. After the public warrants were separately listed and traded in September 2021, since both public warrants and private placement warrants are subject to certain make-whole provisions, the private placement warrants have the same value as the public warrants and the public trading price is used.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the restatement of our July 30, 2021 balance sheet (the “restatement”) related to the classification of redeemable Class A Shares, which constitutes a material weakness in our internal control over financial reporting.

Regarding the restatement of the Company’s balance sheet included on our Form 8-K, as filed with the SEC on August 6, 2021 and August 26, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. Additionally, due to the requirement to record additional deferred offering costs to be recorded for the excess fair value of the founder shares sold over the purchase price, we have determined that the misstatement of the balance sheet as of July 30, 2021 was material based on quantitative criteria.

It was noted that the non-cash adjustments to the financial statements did not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities discussed below regarding the restatement of our July 30, 2021 balance sheet, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 8, 2022 and in our Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2022 and in our Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 11, 2022.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation and the Company’s securities trade on the Nasdaq Stock Market LLC, the Company is a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that, unless an exemption is available, the Company (or the post-combination company) will be subject to the Excise Tax as a result of any redemptions by the Company of common stock that occurs after December 31, 2022, including redemptions in connection with an initial business combination. Issuances of securities in connection with any PIPE transaction at the time of the initial business combination are expected to reduce the amount of the Excise Tax in connection with redemptions at such time, but the number of securities redeemed may exceed the number of securities issued in any such PIPE transaction, and as a result, the Company (or the post-combination company) may be liable for the Excise Tax. The Company will not, and will not allow for any post-combination company to, withdraw any amounts from the Trust Account, including interest earned on the Trust Account, to pay for the Excise Tax. This may make a transaction with the Company less appealing to potential business combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate an initial business combination, particularly an initial business combination in which substantial PIPE issuances are not contemplated.

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

Mercury Ecommerce Acquisition Corp.

Date: November 10, 2022	By:	/s/ Andrew White
Name: Andrew White
Title: Chief Executive Officer

Mercury Ecommerce Acquisition Corp.

Date: November 10, 2022	By:	/s/ Winston Gilpin
Name: Winston Gilpin
Title: Chief Financial Officer