Form 10-K
period 2022-12-31
SEP Acquisition Corp.
filed 2023-03-31
CIK 1849902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR s15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40679

SEP ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2365445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3737 Buffalo Speedway, Suite 1750

Houston, TX 77098

(Address of principal executive offices and zip code)

(713) 715-6820

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	SEPAU	The Nasdaq Stock Market LLC

Class A common stock, par value $0.0001 per share	SEPA	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SEPAW	The Nasdaq Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Class A Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on Nasdaq, was $169,776,685.

As of March 24, 2023, there were 1,304,259 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,510,375 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

SEP ACQUISITION CORP.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to SEP Acquisition Corp., a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to Mercury Sponsor Group I LLC, a Delaware limited liability company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on July 30, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering. References to “public stockholders” are to the holders of our public shares.

SEP ACQUISITION CORP.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

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

Simultaneously with the closing of our initial public offering, we consummated the sale of 7,850,000 warrants at a price of $1.00 per warrant in a private placement (the “private placement warrants”) to our sponsor, Mercury Sponsor Group I LLC, generating gross proceeds of $7,850,000. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in a trust account. If we do not complete a business combination within 36 months from the consummation of the initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

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

PART I

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the completion of our initial business combination. These provisions (other than amendments relating to provisions governing the election or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of the outstanding shares of our common stock voting in a stockholder meeting) cannot be amended without the approval of the holders of 65% of our common stock. Our initial stockholders will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose.

Our amended and restated certificate of incorporation previously provided that the Company would have until 18 months (i.e. until January 30, 2023), or 24 months (i.e until July 30, 2024) if the Company had signed a definitive agreement with respect to an initial business combination within such 18-month period, from the closing of its initial public offering to complete a business combination. While the Company had been in discussions with respect to a business combination, the Company’s board of directors did not believe that there would be sufficient time before January 30, 2023 to execute a definitive agreement for an initial business combination or to complete an initial business combination before July 30, 2023 if the Company had executed a definitive agreement by January 30, 2023. As a result, on December 20, 2022, the Company held a special meeting of stockholders to approve an amendment to our amended and restated certificate of incorporation (the “Extension Amendment”), extending the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023 if the Company had executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the “Extension Amendment Proposal”).  The Extension Amendment Proposal was described in more detail in the Company’s definitive proxy statement, which was filed with the SEC on November 30, 2022. At the Special Meeting, the Company’s stockholders approved the Extension Amendment Proposal, and on December 20, 2022, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware. The Extension Amendment extended the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023 if the Company had executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the date that is 36 months from the closing date of the Company’s initial public offering of units).

On December 21, 2022, the Company filed an amendment to the Company’s amended and restated certificate of incorporation with the Secretary of State of the State of Delaware (the “Name Change Amendment”) to change its corporate name from “Mercury Ecommerce Acquisition Corp.” to “SEP Acquisition Corp.” (the “Company Name Change”). Additionally, the board of directors of the Company amended the Company’s Bylaws to reflect the Company Name Change.

As amended, our amended and restated certificate of incorporation provides, among other things, that:

•	if we are unable to complete our initial business combination within 36 months from the closing of the Company’s initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

PART I

•	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination;

•	although we do not intend to enter into a business combination with a target business that is affiliated with our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such a business combination is fair to our company from a financial point of view;

•	if a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

•	our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our net assets held in the trust account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions held in the trust account) at the time of the agreement to enter into the initial business combination;

•	if our stockholders approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of the Company’s initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account, divided by the number of then issued and outstanding public shares; and

•	we will not complete our initial business combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination.

Share Redemptions

In connection with the Extension Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A common stock. Of the 18,041,500 shares of the Company’s Class A common stock outstanding, the holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.22. As a result, the Company transferred cash in the amount of $185.0 million to the Trustee, of which approximately $171.1 million was designated to pay such holders who had elected to redeem their shares in connection with the Extension Proposal. As of December 31, 2022, $162.0 million had been paid to the redeeming stockholders and approximately $22.5 million remained in restricted cash, $9.1 million of which was subsequently paid to such holders who elected to redeem their shares. Following the redemptions, the Company had 1,304,259 shares of the Company’s Class A common stock outstanding and approximately $13.3 million remained in the Trust Account (i.e. approximately $10.22 per share of the Company’s Class A common stock).

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

PART I

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

PART I

Risk Factor Summary

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

a.	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

b.	In connection with the Company’s assessment of going concern, management has determined that conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements are issued.

c.	Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022 due to a material weakness related to accounting for complex financial instruments.

d.	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though holders of a majority of our common stock do not support such a combination.

e.	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

f.	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

g.	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

h.	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

i.	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

j.	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

k.	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

l.	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

m.	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the company.

n.	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

o.	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

p.	Because we are not limited to a particular industry, sector, geography or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

q.	Past performance by our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.

r.	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

PART I

s.	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

t.	In order to complete our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

u.	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

v.	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

w.	We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

Risks Relating to the Post-Business Combination Company

a.	We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

b.	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

a.	If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

b.	Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

Risks Relating to our Management Team

a.	Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

b.	Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may not join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

c.	Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. Although we have been in discussions with respect to a business combination, we have no formal plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

PART I

In connection with the Company’s assessment of going concern, management has determined that conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements are issued.

As of December 31, 2022, we had cash held outside of the Trust Account of $1,343,809 and a working capital deficit of $9,221,425. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022 due to a material weakness related to accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

We concluded that it was appropriate to restate our balance sheet as of July 30, 2021 attached to our Form 8-Ks as Exhibit 99.1 filed with the SEC on August 6, 2021 and August 26, 2021, respectively. As a part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

PART I

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 36 months from the closing of the initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

11

PART I

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 36 months from the closing of the initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less  up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

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

12

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this Report, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 36 months from the closing the initial business combination, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 36 months from the closing of the initial public offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 36 months from the closing of the initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have been approved to list our units on Nasdaq and our Class A common stock and warrants were listed on or promptly after their date of separation. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels.

On January 22, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Listing Rule 5550(a)(4), due to our failure to meet the minimum 500,000 publicly held shares requirement for continued listing on the Nasdaq Capital Market. On February 9, 2023, we submitted to Nasdaq a plan to regain compliance with Listing Rule 5550(a)(4), pursuant to which the Company’s Chairman, Mr. Blair Garrou, agreed to sell 80,000 of the shares of Class A Common Stock he was deemed to beneficially own through Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC by means of private sales to unaffiliated buyers. After the private sales of 80,000 shares of Class A common stock to unaffiliated buyers, we have 509,259 publicly held shares as defined in Listing Rule 5001(a)(35) of the Nasdaq Rules. Based on our submission, we received a letter on February 27, 2023, in which the Nasdaq staff determined to grant us an extension of time to regain compliance with the Listing Rule 5550(a)(4). Under the terms of the extension, we must file with the SEC and Nasdaq a public document containing our current total shares outstanding and a beneficial ownership table in accordance with SEC proxy rules on or before March 31, 2023, which we have complied with by virtue of filing the beneficial ownership table in Item 12 of this Annual Report on Form 10-K.

PART I

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Further, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. Further, recent Nasdaq rules changes that went into effect in August 2019 may make it more difficult to maintain our listing after our business combination. Under these new rules, restricted securities, including those subject to a contractual lock-up, will not count toward the $5.0 million stockholder equity minimum. Additionally, we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Only holders of our founder shares have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board of directors that includes a majority of “independent directors,” as defined under Nasdaq rules;

●	we have a compensation committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

PART I

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 since the completion of the initial public offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by national and global events (such as the COVID-19 pandemic, the hostilities between Ukraine and Russia, increased inflation, rising interest rates, supply chain disruptions, the closures of Silicon Valley Bank and New York Signature Bank) and the status of debt and equity markets.

National and global events (such as such as the COVID-19 pandemic, the hostilities between Ukraine and Russia, increased inflation, rising interest rates, supply chain disruptions, the closures of Silicon Valley Bank and New York Signature Bank) have and may continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which matters of global concern impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the national and global events described above. Such events could also have a material adverse effect on our ability to raise adequate financing, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

PART I

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 36 months following the closing of the initial public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share (or up to $10.10 per share, if applicable), or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 36 months following the closing of the initial public offering, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share (or up to $10.20 per share, if applicable) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

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

PART I

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

We have agreed to indemnify our directors and executive officers to the fullest extent permitted by law. However, our directors and executive officers have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. These provisions also may have the effect of reducing the likelihood of derivative litigation against our directors and executive officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our directors and executive officers pursuant to these indemnification provisions.

PART I

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our business combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing a business combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

PART I

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

The SPAC Rule Proposals sets forth, among other matters, the circumstances in which a SPAC such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement of its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not expect to enter into a definitive agreement within 18 months after the effective date of its IPO Registration Statement and that does not expect to complete its initial business combination within 24 months after such date. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a business combination and instead be required to liquidate the company. If we are required to liquidate the company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the company.

The funds in the trust account have, since the company’s initial public offering, been held only in U.S. government treasury obligations with maturities of 185 days. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, in our discretion, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted under the trust agreement. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the company.

In addition, even prior to the 36 month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations, even prior to the 36 month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company and redeem the public shares. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 36 month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the company.

PART I

We may not be able to complete a business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit a business combination to be consummated with us, we may not be able to consummate a business combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our sponsor is not controlled by any non-U.S. persons, nor does our sponsor have substantial ties with any non-U.S. persons.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Under the General Corporation Law of the State of Delaware (as amended from time to time, the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 36th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

PART I

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

We are not limited to a particular industry, sector, geography or any specific target businesses with which to pursue our initial business combination. However, we will not, under our amended and restated certificate of incorporation, be permitted to complete our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 24, 2023, there were 5,814,634 shares of common stock issued and outstanding, consisting of 1,304,259 shares of Class A common stock and 4,510,375 shares of Class B common stock, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance). After the completion of our initial business combination, we may issue a substantial number of additional shares of common stock to redeem the warrants as described in “Description of Securities—Warrants—Public Stockholders’ Warrants” or shares of common or preferred stock under an employee incentive plan. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

PART I

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

PART I

The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 8,012,450 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $8,012,450, or $1.00 per whole warrant, that will also be worthless if we do not complete a business combination.

Our founder, directors and officers have agreed (A) to vote any shares owned by them in favor of any proposed business combination pursuant to a letter agreement that our founder, directors and officers have entered into with us and (B) pursuant to such letter agreement, our founder, officers and directors have agreed to waive (i) their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months, or 24 months if we have signed a definitive agreement with respect to an initial business combination within such 18-month period (or up to 24 months if we extend the period of time to consummate a business combination) from July 30, 2021, or such later period as may be approved by our stockholders, which the stockholders approved an extension until July 30, 2024, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months, or 24 months if we have signed a definitive agreement with respect to an initial business combination within such 18-month period (or up to 24 months if we extend the period of time to consummate a business combination) from July 30, 2021, or such later period as may be approved by our stockholders, which the stockholders approved an extension until July 30, 2024, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; (4) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

PART I

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may complete our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

PART I

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

 PART I

Our founder, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination within 18 months, or 24 months if we have signed a definitive agreement with respect to an initial business combination within such 18-month period (or up to 24 months if we extend the period of time to consummate a business combination) from July 30, 2021, or such later period as may be approved by our stockholders, which the stockholders approved an extension until July 30, 2024, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of amounts released to us to pay taxes and expenses related to the administration of the trust), divided by the number of then issued and outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this letter agreement and, as a result, will not have the ability to pursue remedies against our founder, officers or directors for any breach of the letter agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. However, it is likely that we would be required to seek additional financing in order to consummate a business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

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

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination entity’s ability to attract and retain qualified officers and directors.

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

PART I

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

PART I

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

We account for the 17,033,200 warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The warrants are also subject to re-evaluation of the proper classification and accounting treatment at each reporting period based on evolving regulatory guidance. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

PART I

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

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery or (iv) any action asserting a claim against us, our directors, officers, or employees that is governed by the internal affairs doctrine; provided that the exclusive forum provision will not apply to suits (a) brought to enforce any liability or duty created by the Securities Act or the Exchange Act, to any claim for which the federal courts have exclusive jurisdiction; (b) which the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (c) for which exclusive jurisdiction is vested in a court or forum other than the Court of Chancery, or (d) the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	changes in local regulations as part of a response to the COVID-19 outbreak;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation, price instability and interest rate fluctuations;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

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

PART I

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

PART I

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

PART I

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

PART I

Our public stockholders have the right to require us to redeem their public shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

The Company’s cash and cash equivalents could be adversely affected if the financial institutions in which it holds its cash and cash equivalents fail.

The Company maintained its operating cash balance at Silicon Valley Bank in excess of the Federal Deposit Insurance Corporation insurance limit. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank and appointed Federal Deposit Insurance Corporation as receiver, and as a result the Company did not have access to its invested cash or cash equivalents that were not part of the Company’s Trust Account. Although the lack of access to funds with Silicon Valley Bank has been resolved, it is possible that another failure of a depository institution could further impact the Company’s access to its invested cash or cash equivalents and could adversely impact the Company’s operating liquidity and financial performance.

PART I

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive offices are located at 3737 Buffalo Speedway, Suite 1750 Houston, TX 77098, and our telephone number is (713) 715-6820. Commencing on July 27, 2021, we have agreed to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

Market Information

Our units, Class A common stock, and warrants are each traded on The Nasdaq Capital Market (“Nasdaq”) under the symbols “SEPAU,” “SEPA,” and “SEPAW,” respectively.

Holders

As of March 24, 2023, we had 1 holder of record of our units, 1 holder of record of our separately traded Class A common stock and 2 holders of record of our separately traded warrants.

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

None.

Use of Proceeds from Registered Offerings

Use of Proceeds

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

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to SEP Acquisition Corp. (the “Company”) formerly known as Mercury Ecommerce Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mercury Sponsor Group I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. On December 21, 2022, the Company changed its name from Mercury Ecommerce Acquisition Corp. to SEP Acquisition Corp. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On December 20, 2022, the Company held a special meeting of stockholders (the “Special Meeting”) where the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023 if the Company had executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the “Extension Amendment Proposal”). In connection with the Extension Amendment Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A Common Stock. Of the 18,041,500 shares of the company’s Class A common stock outstanding, the holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.22. As a result, the Company transferred cash in the amount of $185.0 million to the Trustee, of which approximately $171.1 million was designated to pay such holders who had elected to redeem their shares in connection with the Extension Amendment Proposal. As of December 31, 2022, $162.0 million had been paid to the redeeming stockholders and approximately $22.5 million remained in restricted cash, $9.1 million of which was subsequently paid to such holders who elected to redeem their shares. Following the redemptions, the Company had 1,304,259 shares of the Company’s Class A Common Stock outstanding and approximately $13.3 million remained in the Trust Account (i.e. approximately $10.22 per share of the Company’s Class A Common Stock).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below and activities related to searching for a potential business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of realized gains on investments in the trust account held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

PART II

For the year ended December 31, 2022, we had net income of $7,712,607, which resulted from gains on the change in fair value of warrant liabilities of $6,642,947 and realized gains on investments held in the Trust Account of $2,752,849, partially offset by formation and operating costs of $973,568, income tax expense of $506,603, franchise tax expense of $200,598, and interest expense on promissory note due to related party of $2,420. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the public warrants.

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

Going Concern, Liquidity, and Capital Resources

On July 30, 2021, we consummated our initial public offering of 17,500,000 units generating gross proceeds to the Company of $175,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 7,850,000 warrants to the Sponsor at a purchase price of $1.00 per warrant (the “private placement warrants”), generating gross proceeds of $7,850,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in a Trust Account (the “Trust Account”). If we do not complete an initial business combination within 36 months from the closing of our initial public offering (July 30, 2024), we will cease all operations except for the purpose of winding up, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

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

For the year ended December 31, 2022, net cash used in operating activities was $1,035,757, which was due to the change in fair value of warrant liabilities of $6,642,947 and realized gain on investments held in Trust Account of $2,752,849, partially offset by our net income of $7,712,607, and changes in working capital of $647,432.

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

For the year ended December 31, 2022, net cash provided by investing activities was $185,001,687, which resulted from proceeds from redemption of U.S. government treasury obligations of $733,969,540, partially offset by purchases of U.S. government treasury obligations of $548,967,853.

For the period from March 1, 2021 (inception) through December 31, 2021, net cash used in investing activities was $182,219,150, which was the result of the amount of net proceeds from the initial public offering and partial exercise of the over-allotment option by the underwriter being deposited to the Trust Account.

For the year ended December 31, 2022, net cash used by financing activities was $160,995,415, which was a result of payments made to redeeming stockholders of $161,957,835, partially offset by proceeds from promissory note of $960,000 and interest expense on promissory note - related party of $2,420.

For the period from March 1, 2021 (inception) through December 31, 2021, net cash provided by financing activities was $184,079,957, which was due to proceeds from our initial public offering and the partial exercise of the over-allotment option by the underwriter, net of underwriter’s discount paid of $176,806,700, proceeds from sale of private placement warrants of $8,012,450, the proceeds from the promissory note - related party of $300,000 and the proceeds from the sale of Class B common stock to our sponsor of $25,000, partially offset by the payment of offering costs of $764,193 and the repayment of the promissory note - related party of $300,000.

PART II

As of December 31, 2022, and December 31, 2021, we had cash of $1,343,809 and $842,059, held outside the Trust Account, respectively. As of December 31, 2022, we had a working capital deficit of $9,221,425. As of December 31, 2021, we had a working capital surplus of $1,022,845. On October 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 on or before October 11, 2024, at a 6% interest rate to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the promissory note. On December 21, 2022, and December 27, 2022, the Company borrowed an aggregate of $760,000 under the promissory note bringing the total drawdowns to $960,000 as of December 31, 2022.

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5 to the financial statements). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

Banking Arrangements

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 10, 2023, the Company announced that it held all of its operating cash deposits with SVB in the amount of approximately $1.3 million. None of the Company’s Trust Account deposits are held at SVB. Following the joint announcement issued by the Department of the Treasury, Federal Reserve, and FDIC on March 12, 2023, whereby the FDIC will complete its resolution of the receivership of SVB in a manner that fully protects all depositors, we have access to all of our operating funds. We continue to actively monitor the evolving situation with SVB and will take appropriate actions as needed.

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

PART II

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

PART II

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 16 of this Form 10-K and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to a material weakness (discussed below) in our internal control over financial reporting.

Regarding the restatement of the Company’s balance sheet included on our Form 8-K, as filed with the SEC on August 6, 2021 and August 26, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. The material weakness identified is due to the fact that we have not yet designed and maintained effective internal controls related to accounting for complex financial instruments. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective as of December 31, 2022, due to a material weakness in our internal control over financial reporting.

Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and apply complex accounting guidance. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities discussed above regarding the material weakness, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART II

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our officers, directors and director nominees are as follows:

Name	Age	Position
M. Blair Garrou	50	Chairman
R. Andrew White	50	President and Chief Executive Officer, and Director
Winston Gilpin	65	Chief Financial Officer and Secretary
Christy Cardenas	36	Vice President and Chief Strategy Officer
Jay Gardner	67	Director
David Magdol	52	Director
Mia Mends	47	Director
Carolyn Rodz	43	Director

Executive Officers

R. Andrew White serves as our President and Chief Executive Officer and a Director on our board of directors. Mr. White is a multi-exit entrepreneur with cross-functional experience in technology-enabled businesses. Mr. White currently serves as a Special Limited Partner for Mercury Fund. He is also the founder of Sweat Equity Partners, LP (“SEP”). Mr. White established SEP in 2010 to serve as his primary investment vehicle and serves as the President of its general partner. SEP currently owns companies in the CleanTech, PropTech and SaaS segments. Mr. White led SEP’s creation of Path Environmental Technology in 2014, a leading CleanTech provider of tank cleaning technology that significantly reduces air emissions, waste disposal and manhours. In 2020, Ara Partners purchased a controlling interest in Path Environmental Technology in a successful recapitalization transaction. In 2005, Mr. White led SEP’s development of Allied Warranty and, subsequently, Lone Star Repair, which together grew to over 200,000 customers and were sold to NRG Energy (NYSE: NRG) in 2012. In addition, Mr. White owns Geovox Security, a technology business that provides physical security for military, penal and high secure facility customers around the world. In prior work, Mr. White was the CFO, and then CEO, of Home Solutions of America, a publicly traded roll-up of fire/water restoration companies. During his tenure, he led the listing of Home Solutions on the American Stock Exchange. Mr. White began his career at CS First Boston (now Credit Suisse) in the Leveraged Finance Group working on the coverage team for KKR. In 2018, Mr. White ran for the Democratic nomination for Governor of Texas, winning a position in the May 2018 run-off election. He serves on the UTHealth Development Board and the University of Houston’s Hobby School of Public Affairs Development Board. Mr. White holds a Bachelor of Arts degree in Religious Studies from the University of Virginia and a Master’s in Business Administration degree from the University of Texas.

Winston Gilpin serves as our Chief Financial Officer and Secretary. Mr. Gilpin is the founding CFO of Mercury Fund, where he has been responsible for fund administration, accounting, human resources and all administrative services for the last 15 years. Mercury Fund is one of the largest early-stage venture capital firms headquartered in Texas. Mercury’s investment themes target SaaS, cloud, and marketplace platforms enabling the digital transformation of markets, industries, and customer relationships. Mr. Gilpin is also the co-founder and managing partner at GSqr Consulting, LLC where he provides fund administrative services to small to medium sized venture funds and SPVs. GSqr Consulting works to enhance the entrepreneurial ecosystem in Houston by providing finance and accounting consultancy services to Houston startups. GSqr Consulting provides CFO services to many of Mercury Fund’s incubated startup companies. GSqr Consulting was founded in October 2016.

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

PART III

Directors

M. Blair Garrou serves as our Chairman. Mr. Garrou has spent much of his professional career advising, operating, and investing in software companies, with a focus on enabling technologies for retailers and brands. He is the co-founder and Managing Director of Mercury Fund (“Mercury”), one of the largest early-stage venture capital firms headquartered in Texas. Mercury’s investment themes target SaaS, cloud, and marketplace platforms enabling the digital transformation of markets, industries, and customer relationships. Mr. Garrou is a board director of privately-held companies of which Mercury is a venture investor, including Mercury portfolio company TrackX Holdings, Inc. (TSXV: TKX). Mr. Garrou is also a Professor at the Jones Graduate School of Business at Rice University where he teaches a course on venture capital. Prior to co-founding Mercury, Mr. Garrou was CEO of Intermat, a leader in product information management software (NYSE: IHS). During this time, he was also named to the Houston Business Journal’s inaugural “40 under 40.” Prior to Intermat, Mr. Garrou was a Principal of Genesis Park, a Houston-based venture capital and private equity firm, where he focused on software investments. Prior to Genesis Park, Mr. Garrou helped launch and was the Director of Operations for the Houston Technology Center (HTC), one of the largest technology incubators in the state of Texas, and led the formation of the Houston Angel Network (HAN), one of the largest and most active angel investment organizations in the U.S. Previously, Mr. Garrou was an investment banker with Nesbitt Burns (BMO Capital Markets), a credit analyst with Compass Bank (BBVA Compass), and an auditor with Deloitte & Touche (Deloitte). He received a B.S. in Management with special attainments in Commerce from Washington & Lee University.

R. Andrew White Mr. White’s business background information is set forth under “Executive Officers” above.

Jay Gardner serves as an independent Director. Mr. Gardner is a technology industry veteran. Over the past 40 years, Mr. Gardner has served as an executive advisor, software company operator, and leadership mentor. His broad base of skills and understanding of technology company operations includes private equity, venture capital, M&A and corporate development. Over the last five years, Mr. Gardner has worked as an executive advisor for the private equity firm Clayton, Dublier & Rice, and Quest Software, a leading enterprise software company, helping to manage numerous M&A transactions. Previously, from 2009 to 2015, Mr. Gardner was part of the executive team at The Attachmate Group, serving as President and General Manager of NetIQ, a leading provider of identity and security management solutions. While at Attachmate, Mr. Gardner helped lead the acquisition and integration of Novell, and later the pre- and post-merger integration of The Attachmate Group with Micro Focus International. Prior to Attachmate, from 2007 to 2009, Mr. Gardner was a board member of Phurnace Software, a leading web application server management platform, which was acquired by BMC Software. Prior to Phurnace, Mr. Gardner served in several executive roles during a 19-year tenure at BMC, including CIO, VP North American Sales, and VP Global Field Operations. Prior to BMC, Mr. Gardner began his career at IBM in various sales and management positions. Mr. Gardner earned a B.B.A. and M.B.A. from Texas Christian University, where he serves as a Chancellor’s Advisory Council member and on the Neeley Board of Advisors, and as an Adjunct Professor in the BNSF Neeley Leadership Program. Mr. Gardner is also a board member at the Halftime Institute, a non-profit organization helping leaders gain clarity on their purpose and focus to execute.

David Magdol serves as an independent Director. Mr. Magdol co-founded Main Street Capital Corporation, a publicly traded investment company (NYSE: MAIN), which has a market capitalization of approximately $2.5 billion as of February 2021. He has been serving as President since November 2018 and as Chief Investment Officer since 2011 of Main Street Capital. Mr. Magdol also serves as the chairman of Main Street’s Investment Committee. Main Street provides customized financing solutions to lower middle market and middle market companies operating in diverse industry sectors. Main Street and its related funds currently manage approximately $4.3 billion of investment capital. Mr. Magdol joined Main Street from the technology, media and telecommunications investment banking group at Lazard Freres & Co. Prior to Lazard, he managed a portfolio of private equity investments for the McMullen Group, a private investment firm/family office capitalized by Dr. John J. McMullen, the former owner of the New Jersey Devils and the Houston Astros. Mr. Magdol began his career in the structured finance services group of JP Morgan Chase. Mr. Magdol is a graduate of Skidmore College. We believe Mr. Magdol is qualified to serve on our board of directors due to his extensive experience in financing transactions, and corporate governance for publicly held companies.

PART III

Mia Mends serves as an independent Director. Ms. Mends is currently the Chief Executive Officer of C&W Facility Services, Inc. As Chief Executive, C&W Services, Ms. Mends oversees operations across the U.S., Canada and Puerto Rico, with nearly 13,000 people serving clients across a variety of industries. Prior to joining C&W Services, Ms. Mends spent a decade in senior leadership roles at Sodexo, including Global Chief Diversity, Equity & Inclusion Officer and served as Chief Administrative Officer (CAO) of North America. As CAO, she designed an integrated target operating model for the $10 billion business while leading the productivity and performance of 160,000 employees. She also served as CEO of Impact Ventures, which included leading SodexoMagic, a joint venture between Sodexo and Magic Johnson Enterprise. Ms. Mends also oversaw various P&L, growth and transformation initiatives for the organization, across various entities, including in Brazil. Ms. Mends serves on the board of directors for the EMERGE Fellows program and on the Business Leadership Council at Wellesley College. She is also a corporate director at H&R Block (NYSE: HRB) and Limeade Inc. (ASX: LME). Mia holds an MBA from Harvard Business School and a bachelor’s degree in economics from Wellesley College. We believe Ms. Mends is qualified to serve on our board of directors due to her extensive experience in strategy, ecommerce, marketing and operations for pre-IPO and public companies.

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

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Carolyn Rodz and Mia Mends serve as members of our compensation committee. Each of Carolyn Rodz and Mia Mends meets the independent director standard under Nasdaq listing standards, and Carolyn Rodz serve as chairman of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

PART III

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination, other than the payment to our sponsor of $10,000 per month, for up to 36 months, for office space, secretarial and administrative support and reimbursement of expenses. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

PART III

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
M. Blair Garrou	Mercury Fund and all Affiliates and Subsidiaries	Venture Capital	Managing Director
	TrackX Holdings, Inc.	SaaS supply chain logistics platform	Director
R. Andrew White	Mercury Fund and all Affiliates and Subsidiaries	Venture Capital	Special Limited Partner
	Sweat Equity Partners, LP	Private Equity	Partner
	RAW Interests, L.L.C	Private Equity GP	President
	Path Environmental Technology, LLC and subsidiaries	CleanTech Industrial Services	Chairman
	HomeTool.com, Inc.	PropTech Home Services	Chairman
	Vartopia, LLC	SaaS	Director
	Spruce Services, Inc.	PropTech Multi-Family Services	Chairman
	Geovox Security, Inc.	PropTech Security Provider	Chairman
	SEP SPAC I, LP	Technology Investment Holding Company	President
	SEP SPAC I GP, LLC	Technology Investment Holding Company	President
Winston Gilpin	Mercury Fund and all Affiliates and Subsidiaries	Venture Capital	Chief Financial Officer
	GSqr Consulting, LLC	Consulting	Managing Partner
Christy Cardenas	Mercury Fund and all Affiliates and Subsidiaries	Venture Capital	Head of Research and Data
	Grit Ventures	Technology Investment Fund	Managing Partner
Jay Gardner	Texas Christian University Chancellor’s Advisory Council	Education	Member
Neeley School of Business Neeley Board of Advisors
David Magdol	Main Street Capital Corporation and all Affiliates and Subsidiaries	Publicly Traded Private Equity and Debt Firm	President and Chief Investment Officer
Mia Mends	C&W Facility Services, Inc.	Facility Services	Chief Executive Officer
	Limeade Inc.	Software Company	Director
	Catalyst Inc.	Non-Profit	Director
EMERGE Fellowship
Girls Inc.
Greater Houston Partnership
Women’s Business Collaborative
Carolyn Rodz	Hello Alice, Inc.	Technology	Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs in particular and, accordingly, each of them may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

PART III

●	Our founder, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive (i) their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination and (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months, or 24 months if we had signed a definitive agreement with respect to an initial business combination within such 18-month period (or up to 24 months if we extend the period of time to consummate a business combination) from the closing of the Company’s initial public offering, or such later period as may be approved by our stockholders, which the stockholders approved an extension until July 30, 2024, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. Additionally, pursuant to such letter agreement, our founder, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months, or 24 months if we had signed a definitive agreement with respect to an initial business combination within such 18-month period (or up to 24 months if we extend the period of time to consummate a business combination) from the closing of the Company’s initial public offering, or such later period as may be approved by our stockholders, which the stockholders approved an extension until July 30, 2024. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, pursuant to such letter agreement, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, pursuant to such letter agreement, our initial stockholders have agreed not to transfer, assign or sell any of their private placement warrants and the Class A common stock underlying such warrants until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our founder, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

PART III

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

PART III

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 24, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The beneficial ownership of our common stock is based on 5,814,634 shares of common stock issued and outstanding as of March 24, 2023, consisting of 1,304,259 shares of Class A common stock and 4,510,375 shares of Class B common stock.

	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned(2)		Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Officers and Directors
M. Blair Garrou	795,000	(3)	60.9%	3,465,375	(4)	76.8%	73.3%
R. Andrew White	—		—	3,465,375	(4)	76.8%	59.6%
Winston Gilpin(5)	—		—	10,000		*	*
Christy Cardenas	—		—	10,000		*	*
Jay Gardner	—		—	40,000		*	*
David Magdol	—		—	40,000		*	*
Mia Mends	—		—	40,000		*	*
Carolyn Rodz	—		—	40,000		*	*
All officers and directors as a group (8 individuals)	795,000		60.9%	3,645,375		80.8%	76.4%

5% Holders
Mercury Sponsor Group I LLC	—		—	3,465,375	(4)	76.8%	59.6%
Periscope Capital Inc.(6)	124,982		9.6%	—		—	2.1%

PART III

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is 3737 Buffalo Speedway, Suite 1750, Houston, TX 77098.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Mercury Houston Partners, LLC is the record holder of 130,023 shares of Class A common stock reported herein and Mercury Affiliates XI, LLC is the record holder of 664,977 shares of Class A common stock reported herein. M. Blair Garrou is the sole manager of Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC. As such, M. Blair Garrou may be deemed to have beneficial ownership of the Class A common stock held directly by each of Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC. M. Blair Garrou disclaims beneficial ownership over any securities owned by Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC in which he does not have any pecuniary interest.

(4)	Mercury Sponsor Group I LLC is the record holder of the shares reported herein. Each of M. Blair Garrou and R. Andrew White are the managers of Mercury Sponsor Group I LLC. Affiliates of M. Blair Garrou and R. Andrew White each own 50% of the economic interest of Mercury Sponsor Group I LLC. As such, each of M. Blair Garrou and R. Andrew White may be deemed to have beneficial ownership of the Class B common stock held directly by Mercury Sponsor Group I LLC. Each of M. Blair Garrou and R. Andrew White disclaim beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

(5)	Gsqr Consulting, LLC is the record holder of the shares reported herein. Mr. Gilpin is the manager of Gsqr Consulting, LLC. As such, Mr. Gilpin may be deemed to have beneficial ownership of the Class B common stock held directly by Gsqr Consulting, LLC to the extent of his pecuniary interest.

(6)	Based on written confirmation from Periscope Capital Inc. (“Periscope”). The business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

We estimated the fair value of the founder shares attributable to the anchor investors to be $4,714,400 or $5.68 per share. The excess of the fair value of the founder shares sold over the purchase price of $4,150 (or $0.005 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the initial public offering in proportion to the amount allocated to the Class A common stock and public warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the public shares were charged to stockholders’ equity upon the completion of the initial public offering.

PART III

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

Promissory Notes - Related Party

On March 4, 2021, we issued an unsecured promissory note to our sponsor, pursuant to which we could borrow up to an aggregate of up to $300,000 to cover expenses related to the initial public offering. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the initial public offering on July 30, 2021.

On October 11, 2022, we issued a revolving promissory note (the “Revolving Note”) in the principal amount of up to $1,000,000.00 to our sponsor pursuant to which our sponsor agreed to loan us up to $1,000,000.00 on or before October 11, 2024 (the “Termination Date”). On October 11, 2022, we borrowed $200,000 under the Revolving Note. On December 21, 2022 and December 27, 2022, we borrowed an aggregate of $760,000 under the Revolving Note bringing the total drawdowns to $960,000 as of December 31, 2022. The outstanding principal balance of the Revolving Note shall accrue interest at a rate equal to 6.00% per annum until the Termination Date, at which time all unpaid principal, together with all accrued and unpaid interest, shall be due and payable in full. Our sponsor waived any claims in connection with the Revolving Note to distributions from our trust account.

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

The following is a summary of fees paid or to be paid to BDO and Marcum for services rendered.

	2022	2021
Audit fees	$140,912	$183,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$140,912	$183,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $95,000. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $88,000. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2022 totaled approximately $140,912.

PART III

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees. This category consists of fees for other miscellaneous items.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by BDO set forth above for 2021 and 2022.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of this Annual Report:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to Mercury Ecommerce Acquisition Corp.’s Registration Statement on Form S-1, filed on March 25, 2021 (File No. 333-254726))
3.5	First Amendment to the Bylaws (Incorporated by reference to Exhibit 3.3 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
4.1	Warrant Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.2 to Mercury Ecommerce Acquisition Corp.’s amended Form S-1, filed on June 3, 2021 (File No. 333-254726))
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Mercury Ecommerce Acquisition Corp.’s amended Form S-1, filed on June 3, 2021 (File No. 333-254726))
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Mercury Ecommerce Acquisition Corp.’s amended Form S-1, filed on July 12, 2021 (File No. 333-254726))
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to Mercury Ecommerce Acquisition Corp.’s Annual Report on Form 10-K (File No. 001-40679) filed on March 8, 2022)
10.1	Letter Agreement, dated July 27, 2021, among Mercury Ecommerce Acquisition Corp., Mercury Sponsor Group I LLC and certain security holders (Incorporated by reference to Exhibit 10.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
10.2	Investment Management Trust Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
10.3	Registration Rights Agreement, dated July 27, 2021, among Mercury Ecommerce Acquisition Corp., Mercury Sponsor Group I LLC and certain security holders (Incorporated by reference to Exhibit 10.3 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
10.4	Warrants Purchase Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp. and Mercury Sponsor Group I LLC (Incorporated by reference to Exhibit 10.4 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
10.5	Administrative Support Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp. and Mercury Sponsor Group I LLC (Incorporated by reference to Exhibit 10.5 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
10.6	Revolving Promissory Note, dated October 11, 2022, between Mercury Ecommerce Acquisition Corp. and Mercury Sponsor Group I LLC (Incorporated by reference to Exhibit 10.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on October 12, 2022)
10.7	Form of Indemnity Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp and each of its directors and executive officers (Incorporated by reference to Exhibit 10.6 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Mercury E-commerce Acquisition Corp.’s Registration Statement on Form S-1 filed on June 3, 2021 (File No. 333-254726))
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART IV

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

Item 16.	Form 10-K Summary.

None.

PART IV

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEP Acquisition Corp.

Date: March 31, 2023	By:	/s/ Andrew White
Name: Andrew White
Title: Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ M. Blair Garrou	Chairman	March 31, 2023
M. Blair Garrou

/s/ R. Andrew White	President, Chief Executive Officer and Director	March 31, 2023
R. Andrew White	(Principal Executive Officer)

/s/ Winston Gilpin	Chief Financial Officer and Secretary (Principal Finance and Accounting Officer)	March 31, 2023
Winston Gilpin

/s/ Jay Gardner	Director	March 31, 2023
Jay Gardner

/s/ David Magdol	Director	March 31, 2023
David Magdol

/s/ Mia Mends	Director	March 31, 2023
Mia Mends

/s/ Carolyn Rodz	Director	March 31, 2023
Carolyn Rodz

SEP ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

SEP Acquisition Corp. (f/k/a Mercury Ecommerce Acquisition Corp.)

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SEP Acquisition Corp. (f/k/a Mercury Ecommerce Acquisition Corp.) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, statements of changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of operations and its cash flows for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company working capital deficiency raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

SEP ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$1,343,809	$842,059
Prepaid expenses	165,398	465,183
Total current assets	1,509,207	1,307,242
Investments held in Trust Account	—	182,248,837
Restricted cash held with Trustee	22,468,765	—
Total Assets	$23,977,972	$183,556,079

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$62,676	$117,274
Franchise tax payable	62,765	167,123
Income tax payable	506,603	—
Promissory note - related party	960,000	—
Accrued interest on promissory note - related party	2,420
Stockholder redemption payable	9,136,168	—
Total current liabilities	10,730,632	284,397
Warrant liabilities	851,661	7,494,608
Deferred underwriting fee payable	6,314,525	6,314,525
Total Liabilities	17,896,818	14,093,530

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 1,304,259 and 18,041,500 shares at redemption value of $10.10 per share shares subject to possible redemption at December 31, 2022 and 2021, respectively	13,332,597	182,248,837

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; no shares issued and outstanding (excluding 1,304,259 and 18,041,500 shares subject to possible redemption at December 31, 2022 and 2021, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,510,375 shares issued and outstanding	451	451
Additional paid-in capital	—	—
Accumulated deficit	(7,251,894)	(12,786,739)
Total Stockholders’ Deficit	(7,251,443)	(12,786,288)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$23,977,972	$183,556,079

The accompanying notes are an integral part of these financial statements.

SEP ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the Period from March 1, 2021 (inception) Through December 31, 2021
Formation and operating costs	$973,568	$670,839
Franchise tax	200,598	167,123
Loss from operations	(1,174,166)	(837,962)

Other income (expense)
Interest expense on promissory note - related party	(2,420)	—
Expensed offering costs	—	(762,517)
Realized gain on investments held in Trust Account	2,752,849	—
Unrealized gain on investments held in Trust Account	—	29,687
Gain from change in fair value of warrant liabilities	6,642,947	8,686,933
Total other income, net	9,393,376	7,954,103

Net income before income taxes	$8,219,210	$7,116,141
Income tax expense	(506,603)	—
Net income	$7,712,607	$7,116,141

Weighted average shares outstanding, Class A common stock subject to possible redemption	17,537,090	9,072,195
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.38	$1.43

Weighted average shares outstanding, Class B common stock(1)	4,510,375	4,391,000
Basic and diluted net income (loss) per share, Class B common stock	$0.25	$(1.33)

(1)	For the period from March 1, 2021 (inception) through December 30, 2021 excludes 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter partially exercised its over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 Founder Shares were forfeited by the Sponsor.

The accompanying notes are an integral part of these financial statements.

SEP ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	4,510,375	$451	$—	$(12,786,739)	$(12,786,288)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of December 31, 2022	—	—	—	—	—	(2,177,762)	(2,177,762)
Net income	—	—	—	—	—	7,712,607	7,712,607
Balance as of December 31, 2022	—	$—	4,510,375	$451	$—	$(7,251,894)	$(7,251,443)

The accompanying notes are an integral part of these financial statements.

SEP ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Excess of cash received over the fair value of the private placement warrants	—	—	—	—	392,500	—	392,500
Excess of fair value of Founder Shares sold over the purchase price	—	—	—	—	4,714,400	—	4,714,400
Excess of cash received over the fair value of the over-allotment private placement warrants	—	—	—	—	8,122	—	8,122
Forfeiture of Class B common stock	—	—	(520,875)	(52)	52	—	—
Initial accretion of Class A common stock to redemption amount	—	—	—	—	(5,139,571)	(19,873,193)	(25,012,764)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of December 31, 2021	—	—	—	—	—	(29,687)	(29,687)
Net income	—	—	—	—	—	7,116,141	7,116,141
Balance as of December 31, 2021	—	$—	4,510,375	$451	—	$(12,786,739)	$(12,786,288)

The accompanying notes are an integral part of these financial statements.

SEP ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the Period from March 1, 2021 (inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income	$7,712,607	$7,116,141
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on investments held in Trust Account	(2,752,849)	—
Unrealized gain on investments held in Trust Account	—	(29,687)
Expensed offering costs	—	762,517
Change in fair value of warrant liabilities	(6,642,947)	(8,686,933)
Changes in operating assets and liabilities:
Prepaid expenses	299,785	(465,183)
Accounts payable and accrued expenses	(54,598)	117,274
Franchise tax payable	(104,358)	167,123
Income tax payable	506,603
Net cash used in operating activities	(1,035,757)	(1,018,748)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(182,219,150)
Proceeds from redemption of U.S. government treasury obligations	733,969,540	—
Purchase of U.S. government treasury obligations	(548,967,853)	—
Net cash provided by (used in) investing activities	185,001,687	(182,219,150)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	960,000	300,000
Repayment of promissory note - related party	—	(300,000)
Interest expense on promissory note - related party	2,420	—
Payment to redeeming stockholders	(161,957,835)	—
Proceeds from initial public offering, net of underwriting fees	—	176,806,700
Proceeds from sale of Private Placement Warrants	—	8,012,450
Payment of offering costs	—	(764,193)
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Net cash (used by) provided by financing activities	(160,995,415)	184,079,957

Net Change in Cash and Restricted Cash	22,970,515	842,059
Cash and Restricted Cash - Beginning of period	842,059	—
Cash and Restricted Cash- End of period	$23,812,574	$842,059

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$6,314,525
Excess of the fair value of Founder Shares sold over the purchase price	$—	$4,714,400
Forfeiture of Class B common stock	$—	$52
Initial accretion of Class A common stock subject to redemption to redemption value	$—	$25,012,764
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of December 31, 2022 and December 31, 2021	$2,177,762	$29,687
Cash paid for income taxes	$304,926	$—

The accompanying notes are an integral part of these financial statements.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY AND GOING CONCERN

SEP Acquisition Corp. (the “Company”) formerly known as Mercury Ecommerce Acquisition Corp. (name of the Company changed on December 21, 2022), is a blank check company incorporated in Delaware on March 1, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 and for the Period from March 1, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 3. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of realized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and partial exercise of the underwriter’s over-allotment option, a total of $182,219,150 from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Warrants was placed in a Trust Account (the “Trust Account”) and invested only in U.S. government treasury obligations with maturities of 185 days, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company initially had 18 months, or 24 months if the Company had signed a definitive agreement with respect to an initial Business Combination within such 18-month period from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. Following approval of the Extension Amendment Proposal (defined below), the Company has until July 30, 2024 to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

On December 20, 2022, the Company held a special meeting of stockholders where the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023, if the Company had executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the “Extension Amendment Proposal”). In connection with the Extension Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A Common Stock. Of the 18,041,500 shares of the company’s Class A common stock outstanding, the holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.22. As a result, the Company transferred cash in the amount of $185,001,686 to the Trustee, of which $171,094,003 was designated to pay such holders who had elected to redeem their shares in connection with the Extension Proposal. As of December 31, 2022, $161,957,835 had been paid to the redeeming stockholders and $22,468,765 remained in restricted cash, $9,136,168 of which was paid subsequent to December 31, 2022 to such holders who elected to redeem their shares. Following the redemptions, the Company had 1,304,259 shares of the Company’s Class A Common Stock outstanding and $13,332,597 remained in the Trust Account (i.e. approximately $10.22 per share of the Company’s Class A Common Stock).

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

Going Concern Consideration

As of December 31, 2022, the Company had $1,343,809 in cash held outside of the Trust Account and a working capital deficit of $9,221,425. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Risks and Uncertainties

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in realized and unrealized gains (losses) on investments held in Trust Account in the accompanying statements of operations. As of December 31, 2022, there were no assets held in the Trust Account. All the proceeds of the assets in the Trust Account were transferred to the Trustee to payout redeeming stockholders.

Restricted Cash Held with Trustee

In connection with the Extension Amendment, the Company transferred cash in the amount of $185,001,686 to the Trustee. The Company does not have access to these funds. The assets held with the Trustee were solely used in the payout of redeeming stockholders. Following the stockholder redemptions of $161,957,835 and the transfer of $575,086 to the operating bank account for payment of taxes, $22,468,765 remained in the account as of December 31, 2022. From the remaining restricted cash held with Trustee, $9,136,168 was payable to remaining redeeming stockholders.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. As of December 31, 2022 and December 31, 2021, 1,304,259 and 18,041,500 shares, respectively, of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit. The Company recorded an initial accretion of carrying value to redemption valuation of $25,012,764 upon consummation of the Initial Public Offering. For the period from March 1, 2021 (inception) through December 31, 2021, the Company recorded accretion of carrying value to redemption value of $29,687 due to the unrealized gain on the investments held in the Trust Account. The Company subsequently recorded accretion of carrying value to redemption value of $2,177,762 due to the $2,752,849 of realized gain on the investments held in the Trust Account for the year ended December 31, 2022, partially offset by $575,087 transferred to the operating bank account for taxes, as the holders of the Class A common stock subject to redemption have the right to redeem their shares for a pro rata portion of the amount held in the Trust Account including any pro rata gains earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

As of December 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the financial statements is reconciled in the following table:

Gross proceeds	$180,415,000
Less:
Proceeds allocated to Public Warrants	(8,569,713)
Issuance costs allocated to Class A common stock	(14,638,901)
Plus:
Initial accretion of carrying value to redemption value	25,012,764
Subsequent accretion of carrying value to redemption value as of December 31, 2021	29,687
Class A common stock subject to possible redemption as of December 31, 2021	182,248,837
Subsequent accretion of carrying value to redemption value as of December 31, 2022	2,177,762
Stockholder redemption of 16,737,241 shares at redemption value	(171,094,002)
Class A common stock subject to possible redemption as of December 31, 2022	$13,332,597

 As of December 31, 2022, $9,136,168 of the above redemptions were payable.

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

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 10, 2023, the Company announced that it held all of its operating cash deposits with SVB in the amount of $1,343,809. None of the Company’s Trust Account deposits are held at SVB. Following the joint announcement issued by the Department of the Treasury, Federal Reserve, and FDIC on March 12, 2023, whereby the FDIC will complete its resolution of the receivership of SVB in a manner that fully protects all depositors, we have access to all of our operating funds. We continue to actively monitor the evolving situation with SVB and will take appropriate actions as needed.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A common stock and 20% for the for the year ended December 31, 2022 and a ratio of 67% for the Class A common stock and 33% for the Class B common stock for the period from March 1, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the year ended December 31, 2022	For the Period from March 1, 2021 (inception) Through December 31, 2021
Net income	$7,712,607	$7,116,141
Less: Accretion of Class A common stock to redemption amount	(2,177,762)	(25,042,451)
Net income (loss) including accretion of temporary equity to redemption value	$5,534,845	$(17,926,310)

	For the year ended December 31, 2022		For the Period from March 1, 2021 (inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income (loss) including accretion of temporary equity to redemption value	$4,402,550	$1,132,295	$(12,079,673)	$(5,846,637)
Accretion of Class A common stock to redemption amount	2,177,762	—	25,042,451	—
Net income (loss)	$6,580,312	$1,132,295	$12,962,778	$(5,846,637)
Denominator:
Weighted Average Common Shares	17,537,090	4,510,375	9,072,195	4,391,000
Basic and diluted net income (loss) per common share	$0.38	$0.25	$1.43	$(1.33)

As of December 31, 2022 and December 31, 2021, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The fair value of the Company’s financial assets and liabilities, other than the investments held in the Trust Account and warrant liabilities, approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and December 31, 2021 there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 30, 2021.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

On October 11, 2022, the Company issued an unsecured Second Promissory Note (the “Second Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 from the Second Promissory Note at a 6% interest rate on or before October 11, 2024 to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the Second Promissory Note. Between December 21, 2022 and December 27, 2022 the Company borrowed a total of $760,000 under the Second Promissory Note bringing the total drawdowns to $960,000 as of December 31, 2022.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. As of July 1, 2022, the administrative support agreement was terminated and no further expense was incurred. For the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, the Company incurred expenses $60,000 and $100,000, respectively under this agreement.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like).

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Company’s Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

As of December 31, 2022, there were 9,020,750 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 1,304,259 and 18,041,500 Class A common stock subject to possible redemption, respectively. In connection with the Extension Amendment holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.22, following the redemptions, the Company had 1,304,259 shares of the Company’s Class A Common Stock outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. As of December 31, 2022 and December 31, 2021, there were 4,510,375 shares of Class B common stock issued and outstanding.

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

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up costs	$344,957	$140,508
Net operating loss carryforwards	—	35,096
Total deferred tax assets	344,957	175,604
Valuation allowance	(344,957)	(169,370)
Deferred tax liabilities:
Unrealized gain on investments	—	(6,234)
Total deferred tax liabilities	—	(6,234)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the period from December 31, 2022 and March 1, 2021 (inception) through December 31, 2021 consists of the following:

	For the year ended December 31, 2022	For the Period from March 1, 2021 (inception) Through December 31, 2021
Federal
Current	$506,603	$—
Deferred	(175,587)	(169,370)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	175,587	169,370
Income tax provision	$506,603	$—

As of December 31, 2022 and December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $0 and $169,370 that may be carried forward indefinitely, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2022, the valuation allowance was $344,957. For the period from March 1, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $169,370.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of derivative warrant liabilities	(17.0)%	(25.6)%
Non-deductible transaction costs	0.0%	2.3%
Change in valuation allowance	2.1%	2.3%
Income tax provision	6.1%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Liabilities
Warrant liability – Public Warrants	$451,038	$451,038	$—	$—
Warrant liability – Private Placement Warrants	$400,623	$—	$400,623	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$182,248,837	$182,248,837	$—	$—
Liabilities
Warrant liability – Public Warrants	$3,969,130	$3,969,130	$—	$—
Warrant liability – Private Placement Warrants	$3,525,478	$—	$3,525,478	$—

In connection with the Extension Proposal (Note 1), the Company was required to permit public stockholders to redeem their shares of the Company’s Class A Common Stock. Prior the redemption of shares the fair value amount of Investments held in Trust Account was $185,001,686, of which $161,957,835 was redeemed by shareholders and $575,087 was transferred to the Company’s operating bank account for payment of taxes.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Upon initial measurement as of July 30, 2021, the Company utilized a binomial/lattice model to value the Public Warrants and Private Placement Warrants. The estimated fair value upon the initial measurement of the warrant liabilities as of July 30, 2021, was determined using Level 3 inputs. The Company estimated volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. As of December 31, 2022 and December 31, 2021, since both Public Warrants and Private Placement Warrants are subject to the certain make-whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used.

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

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of March 1, 2021	$—
Initial measurement of Public Warrants and Private Placement Warrants as of July 30, 2021	15,770,000
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on August 20, 2021	411,541
Transfer of Public Warrants to Level 1 measurement	(4,780,998)
Transfer of Private Placement Warrants to Level 2 measurement	(4,246,599)
Change in fair value	(7,153,944)
Fair value as of December 31, 2021	—
Fair value as of December 31, 2022	$—

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $6,642,947 and $8,686,933 within the statement of operations for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, respectively. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the Public Warrants.

SEP ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as follows:

On January 22, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for continued listing on the Nasdaq Capital Market. On February 9, 2023, the Company submitted to Nasdaq a plan to regain compliance with Listing Rule 5550(a)(4), pursuant to which the Company’s Chairman, Mr. Blair Garrou, agreed to sell 80,000 of the shares of Class A Common Stock he is deemed to beneficially own through Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC by means of private sales to unaffiliated buyers. After the private sales of 80,000 shares of Class A common stock to unaffiliated buyers, the Company has 509,259 publicly held shares as defined in Listing Rule 5001(a)(35) of the Nasdaq Rules. Based on our submission, the Company received a letter on February 27, 2023, in which the Nasdaq staff determined to grant the Company an extension of time to regain compliance with the Listing Rule 5550(a)(4). Under the terms of the extension, the Company must file with the SEC and Nasdaq a public document containing the Company’s current total shares outstanding and a beneficial ownership table in accordance with SEC proxy rules on or before March 31, 2023, which the Company has complied with by virtue of filing the beneficial ownership table in the Company’s Annual Report on Form 10-K of which these financial statements form a part.