Form 10-Q
period 2023-03-31
SEP Acquisition Corp.
filed 2023-05-15
CIK 1849902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 1,304,259 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,510,375 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

MERCURY ECOMMERCE ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

SEP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$684,374	$1,343,809
Investments in trading securities	403,312	—
Prepaid expenses and other current assets	145,762	165,398
Total current assets	1,233,448	1,509,207
Investments held in Trust Account	13,473,920	—
Restricted cash held with Trustee	—	22,468,765
Total Assets	$14,707,368	$23,977,972

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$99,008	$62,676
Franchise tax payable	38,961	62,765
Income tax payable	506,603	506,603
Promissory note - related party	960,000	960,000
Accrued interest on promissory note - related party	16,622	2,420
Stockholder redemption payable	—	9,136,168
Total current liabilities	1,621,194	10,730,632
Warrant liabilities	681,328	851,661
Deferred underwriting fee payable	6,314,525	6,314,525
Total Liabilities	8,617,047	17,896,818

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 1,304,259 shares at redemption value at March 31, 2023 and December 31, 2022	13,473,920	13,332,597

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; no shares issued and outstanding (excluding 1,304,259 shares subject to possible redemption at March 31, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,510,375 shares issued and outstanding at March 31, 2023 and December 31, 2022	451	451
Additional paid-in capital	—	—
Accumulated deficit	(7,384,050)	(7,251,894)
Total Stockholders' Deficit	(7,383,599)	(7,251,443)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS' DEFICIT	$14,707,368	$23,977,972

The accompanying notes are an integral part of these condensed financial statements.

SEP ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Formation and operating costs	$246,748	$222,890
Franchise tax	43,300	50,598
Loss from operations	(290,048)	(273,488)

Other income (expense)
Interest expense on promissory note - related party	(14,202)	—
Earnings on trading securities	1,761	—
Realized gain on investments held in Trust Account	—	18,428
Unrealized gain on investments held in Trust Account	141,323	53,063
Gain from change in fair value of warrant liabilities	170,333	1,873,651
Total other income, net	299,215	1,945,142

Net income	$9,167	$1,671,654

Weighted average shares outstanding, Class A common stock subject to possible redemption	1,304,259	18,041,500
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.09	$0.07

Weighted average shares outstanding, Class B common stock	4,510,375	4,510,375
Basic and diluted net income (loss) per share, Class B common stock	$(0.02)	$0.07

The accompanying notes are an integral part of these condensed financial statements.

SEP ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

For the Three Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	4,510,375	$451	$—	$(7,251,894)	$(7,251,443)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2023	—	—	—	—	—	(141,323)	(141,323)
Net income	—	—	—	—	—	9,167	9,167
Balance as of March 31, 2023	—	$—	4,510,375	$451	$—	$(7,384,050)	$(7,383,599)

For the Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	4,510,375	$451	$—	$(12,786,739)	$(12,786,288)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	—	—	—	—	—	(71,491)	(71,491)
Net income	—	—	—	—	—	1,671,654	1,671,654
Balance as of March 31, 2022	—	$—	4,510,375	$451	$—	$(11,186,576)	$(11,186,125)

The accompanying notes are an integral part of these condensed financial statements.

SEP ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$9,167	$1,671,654
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on investments held in Trust Account	—	(18,428)
Unrealized gain on investments held in Trust Account	(141,323)	(53,063)
Accrued interest income earned on trading securities	(1,761)	—
Interest expense on promissory note - related party	14,202	—
Change in fair value of warrant liabilities	(170,333)	(1,873,651)
Changes in operating assets and liabilities:
Prepaid expenses	19,636	39,127
Accounts payable and accrued expenses	36,332	(95,265)
Franchise tax payable	(23,804)	(117,123)
Purchases of trading securities	(401,551)	—
Net cash used in operating activities	(659,435)	(446,749)

Cash Flows from Investing Activities:
Purchase of U.S. government treasury obligations	(13,332,597)	—
Net cash used in investing activities	(13,332,597)	—

Cash Flows from Financing Activities:
Payment to redeeming stockholders	(9,136,168)	—
Net cash used in financing activities	(9,136,168)	—

Net Change in Cash and Restricted Cash	(23,128,200)	(446,749)
Cash and Restricted Cash - Beginning of period	23,812,574	842,059
Cash and Restricted Cash - End of period	$684,374	$395,310

Non-cash investing and financing activities:
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2023 and March 31, 2022	$141,323	$71,491

The accompanying notes are an integral part of these condensed financial statements.

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY AND GOING CONCERN

SEP Acquisition Corp. (the “Company”) formerly known as Mercury Ecommerce Acquisition Corp. (the name of the Company changed on December 21, 2022), is a blank check company incorporated in Delaware on March 1, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity for the three months ended March 31, 2023 and for the three months ended March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 3, along with costs associated with the search for a target to enter into the Business Combination with the Company. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of realized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

On December 20, 2022, the Company held a special meeting of stockholders where the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023, if the Company had executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the “Extension Amendment Proposal”). In connection with the Extension Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A Common Stock. Of the 18,041,500 shares of the company’s Class A common stock outstanding, the holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.22. As a result, the Company transferred cash in the amount of $185,001,686 to the Trustee, of which $171,094,003 was designated to pay such holders who had elected to redeem their shares in connection with the Extension Proposal. As of December 31, 2022, $161,957,835 had been paid to the redeeming stockholders and $22,468,765 remained in restricted cash, $9,136,168 of which was paid subsequent to December 31, 2022 to such holders who elected to redeem their shares. Following the redemptions, the Company had 1,304,259 shares of the Company’s Class A Common Stock outstanding and $13,332,597 remained in the Trust Account.

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

Nasdaq Notifications

On January 22, 2023, the Company received a written notice from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for continued listing on the Nasdaq Capital Market. On February 9, 2023, the Company submitted to Nasdaq a plan to regain compliance with Listing Rule 5550(a)(4), pursuant to which the Company’s Chairman, Mr. Blair Garrou, agreed to sell 80,000 of the shares of Class A Common Stock he is deemed to beneficially own through Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC by means of private sales to unaffiliated buyers. After the private sales of 80,000 shares of Class A common stock to unaffiliated buyers, the Company has 509,259 publicly held shares as defined in Listing Rule 5001(a)(35) of the Nasdaq Rules. Based on the Company’s submission, the Company received a letter on February 27, 2023, in which the Nasdaq staff determined to grant the Company an extension of time to regain compliance with the Listing Rule 5550(a)(4). Under the terms of the extension, the Company was required to file with the SEC and Nasdaq a public document containing the Company’s current total shares outstanding and a beneficial ownership table in accordance with SEC proxy rules on or before March 31, 2023, which the Company complied with by virtue of filing the beneficial ownership table in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. On April 4, 2023, the Company received a written notice from the listing qualifications department of Nasdaq stating that the Nasdaq staff had determined that the Company was in compliance with Listing Rule 5550(a)(4) and that the matter was now closed.

On March 28, 2023, the Company received a written notice from the listing qualifications department staff of Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until September 25, 2023, to regain compliance with the Market Value Standard. To regain compliance with the Market Value Standard, the MVLS for the Company’s common stock must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the Market Value Standard, Nasdaq will provide the Company with written confirmation and will close the matter. If the Company does not regain compliance with the rule by September 25, 2023, Nasdaq will provide notice that the Company’s securities will be delisted from the Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination. The Company is monitoring the MLVS of its common stock and is evaluating options to regain compliance with the Nasdaq continued listing standards. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Going Concern Consideration

As of March 31, 2023, the Company had $684,374 in cash held outside of the Trust Account and a working capital deficit of $387,746. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $398,449 of cash equivalents in short term treasury bills as of March 31, 2023.

	March 31, 2023	December 31, 2022

Cash	$285,925	$1,343,809
Cash Equivalents	398,449	—
Restricted Cash	—	22,468,765
Total Cash	$684,374	$23,812,574

Investments in Trading Securities

The Company invests auxiliary funds from the operating bank account into the trading securities held in a brokerage account. Investments consist of U.S government treasury obligations with fair value of $403,312 and $0 at March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company did not have any unrealized gains or losses related to its investments in trading securities.

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gains (losses) on investments held in Trust Account and realized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations.

Restricted Cash Held with Trustee

In connection with the Extension Amendment, the Company transferred cash in the amount of $185,001,686 to the Trustee. As of March 31, 2023 and December 31, 2022, the company had $0 and $22,468,765 in restricted cash held with Trustee, respectively. The Company does not have access to these funds. The assets held with the Trustee were solely used in the payout of redeeming stockholders. From the remaining restricted cash held with Trustee, $9,136,168 was paid to remaining redeeming stockholders and $13,332,597 was transferred back to the Trust Account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. As of March 31, 2023 and December 31, 2022, 1,304,259 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit. The Company recorded an initial accretion of carrying value to redemption valuation of $25,012,764 upon consummation of the Initial Public Offering. The Company subsequently recorded accretion of carrying value to redemption value of $141,323 due to unrealized gains on the investments held in the Trust Account for the three months ended March 31,2023, as the holders of the Class A common stock subject to redemption have the right to redeem their shares for a pro rata portion of the amount held in the Trust Account including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

As of March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed financial statements is reconciled in the following table:

Gross proceeds	$180,415,000
Less:
Proceeds allocated to Public Warrants	(8,569,713)
Issuance costs allocated to Class A common stock	(14,638,901)
Plus:
Initial accretion of carrying value to redemption value	25,012,764
Subsequent accretion of carrying value to redemption value as of December 31, 2021	29,687
Class A common stock subject to possible redemption as of December 31, 2021	182,248,837
Subsequent accretion of carrying value to redemption value as of December 31, 2022	2,177,762
Stockholder redemption of 16,737,241 shares at $10.10 per share plus realized gains	(171,094,002)
Class A common stock subject to possible redemption as of December 31, 2022	$13,332,597
Subsequent accretion of carrying value to redemption value as of March 31, 2023	141,323
Class A common stock subject to possible redemption as of March 31, 2023	$13,473,920

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company's effective tax rate from continuing operations was 0.0% and 0.0% for the three months ended March 31, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 10, 2023, the Company announced that it held all of its operating cash deposits with SVB in the amount of $1,343,809. None of the Company’s Trust Account deposits are held at SVB. Following the joint announcement issued by the Department of the Treasury, Federal Reserve, and FDIC on March 12, 2023, whereby the FDIC will complete its resolution of the receivership of SVB in a manner that fully protects all depositors, the Company has access to all of their operating funds. On March 27, 2023, SVB was acquired by First Citizens Bank and the Company’s deposits continue to be FDIC insured.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 22% for the Class A common stock and 78% for the Class B common stock for the three months ended March 31, 2023 and a ratio of 80% for the Class A common stock and 20% for the Class B common stock for the three months ended March 31, 2022, reflective of the respective participation rights.

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net income	$9,167	$1,671,654
Accretion of Class A common stock to redemption amount	(141,323)	(71,491)
Net income (loss) including accretion of temporary equity to redemption value	$(132,156)	$1,600,163

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income (loss) including accretion of temporary equity to redemption value	$(29,643)	$(102,512)	$1,280,131	$320,032
Accretion of Class A common stock to redemption amount	141,323	—	71,491	—
Net income (loss)	$111,680	$(102,512)	$1,351,622	$320,032
Denominator:
Weighted Average Common Shares	1,304,259	4,510,375	18,041,500	4,510,375
Basic and diluted net income (loss) per common share	$0.09	$(0.02)	$0.07	$0.07

As of March 31, 2023 and March 31, 2022, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022 there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 30, 2021.

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On October 11, 2022, the Company issued an unsecured Second Promissory Note (the “Second Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 from the Second Promissory Note at a 6% interest rate on or before October 11, 2024 to cover, among other things, expenses related to a business combination. The total amount outstanding on the Second Promissory Note was $960,000 as of March 31, 2023 and December 31, 2022.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. As of July 1, 2022, the administrative support agreement was terminated and no further expense was incurred. For the three months ended March 31, 2023 and for the three months ended March 31, 2022, the Company incurred expenses of $0 and $30,000, respectively under this agreement.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

As of March 31, 2023 and December 31, 2022, there were 9,020,750 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS' DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 0 shares of Class A common stock issued and outstanding, excluding 1,304,259 Class A common stock subject to possible redemption. In connection with the Extension Amendment holders of 16,737,241 shares of the Company's Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.18, following the redemptions, the Company had 1,304,259 shares of the Company's Class A Common Stock outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. As of March 31, 2023 and December 31, 2022, there were 4,510,375 shares of Class B common stock issued and outstanding.

Only holders of Class B common stock will have the right to elect all of the Company’s directors prior to the consummation of an initial Business Combination.

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 9. INCOME TAX

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance. At March 31, 2023 and 2022, the valuation allowance was $378,802 and $46,289, respectively.

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The Company's effective tax rate from continuing operations was 0.0% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to the change in fair value of warrant liabilities which are not recognized for tax purposes and the need for a valuation allowance against deferred tax assets.

The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 10. FAIR VALUE MEASUREMENTS

The Warrants are measured at fair value on a recurring basis. As of March 31, 2023 and December 31, 2022, since both Public Warrants and Private Placement Warrants are subject to the certain make-whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used.

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$13,473,920	$13,473,920	$—	$—
Investments held in Brokerage Account
U.S. government treasury obligations	$403,312	$403,312	$—	$—
Liabilities
Warrant liability – Public Warrants	$360,830	$360,830	$—	$—
Warrant liability – Private Placement Warrants	$320,498	$—	$320,498	$—

SEP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Liabilities
Warrant liability – Public Warrants	$451,038	$451,038	$—	$—
Warrant liability – Private Placement Warrants	$400,623	$—	$400,623	$—

In connection with the Extension Proposal (Note 1), the Company was required to permit public stockholders to redeem their shares of the Company’s Class A Common Stock. Prior to the redemption of shares, the fair value amount of Investments held in the Trust Account was $185,001,686, of which $161,957,835 was redeemed by shareholders and $575,087 was transferred to the Company’s operating bank account for payment of taxes.

As of March 31, 2023 and December 31, 2022, since both Public Warrants and Private Placement Warrants are subject to the certain make-whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $170,333 and $1,873,651 within the statement of operations for the three months ended March 31, 2023 and for the three months ended March 31, 2022, respectively. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the Public Warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SEP Acquisition Corp. (the “Company”) formerly known as Mercury Ecommerce Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mercury Sponsor Group I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023, as well as the Company’s other filings with the SEC from time to time. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. On December 20, 2022, the Company changed its name from Mercury Ecommerce Acquisition Corp. to SEP Acquisition Corp. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On December 20, 2022, the Company held a special meeting of stockholders where the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023 if the Company has executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the “Extension Amendment Proposal”). In connection with the Extension Proposal, the Company was required to permit public stockholders to redeem their shares of the Company's Class A Common Stock. Of the 18,041,500 shares of the company's Class A common stock outstanding, the holders of 16,737,241 shares of the Company's Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.18. As a result, approximately $170.4 million was removed from the Trust Account to pay such holders and approximately $13.8 million remained in the Trust Account. Following the redemptions, the Company had 1,304,259 shares of the Company's Class A Common Stock outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 and for the three months ended March 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below and activities related to searching for a potential business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2023, we had net income of $9,167, which resulted from gains on the change in fair value of warrant liabilities of $170,333, unrealized gains on investments held in the Trust Account of $141,323, and interest income earned on the Brokerage Account of $1,761, partially offset by formation and operating costs of $246,748, franchise tax expense of $43,300, and interest expense on promissory note due to related party of $14,202. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the public warrants.

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

For the three months ended March 31, 2023, net cash used in operating activities was $257,884, which was due to the change in fair value of warrant liabilities of $170,333, unrealized gain on investments held in Trust Account of 141,323 and interest income earned on the Brokerage Account of $1,761, partially offset by our net income of $9,167, interest expense on promissory note - related party of $14,202 and changes in working capital of $32,164.

For the three months ended March 31, 2022, net cash used in operating activities was $446,749, which was due to the change in fair value of warrant liabilities of $1,873,651, changes in working capital of $173,261, unrealized gain on investments held in Trust Account of $53,063 and realized gain on investments held in Trust Account of $18,428 partially offset by our net income of $1,671,654.

For the three months ended March 31, 2023, net cash used in investing activities was $13,734,148, which was due to purchases of U.S. government treasury obligations of $13,332,597 and purchases in the Brokerage Account of $401,551.

There were no investing activities for the three months ended March 31, 2022.

For the three months ended March 31, 2023, net cash used by financing activities was $9,136,168, which was solely a result of payments made to redeeming stockholders.

There were no financing activities for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, we had cash of $684,374 and $1,343,809, held outside the Trust Account, respectively, and a working capital deficit of $387,746 and $9,221,425, respectively. On October 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 on or before October 11, 2024 at a 6% interest rate to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the promissory note. On December 21, 2022 and December 27, 2022, the Company borrowed an aggregate of $760,000 under the promissory note bringing the total drawdowns to $960,000 as of March 31, 2023.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5 to the condensed financial statements). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

Banking Arrangements

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 10, 2023, the Company announced that it held all of its operating cash deposits with SVB in the amount of $1,343,809. None of the Company’s Trust Account deposits are held at SVB. Following the joint announcement issued by the Department of the Treasury, Federal Reserve, and FDIC on March 12, 2023, whereby the FDIC will complete its resolution of the receivership of SVB in a manner that fully protects all depositors, the Company has access to all of its operating funds. On March 27, 2023, SVB was acquired by First Citizens Bank and the Company’s deposits continue to be FDIC insured.

Contractual Obligations

Promissory Note - Related Party

On October 11, 2022, the Company issued an unsecured Second Promissory Note (the “Second Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 from the Second Promissory Note at a 6% interest rate on or before October 11, 2024 to cover, among other things, expenses related to a business combination. The total amount outstanding on the Second Promissory Note was $960,000 as of March 31, 2023 and December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to a material weakness (discussed below) in our internal control over financial reporting.

As of December 31, 2022, a material weakness existed related to the fact that we have not yet designed and maintained effective internal controls related to accounting for complex financial instruments. This material weakness continues to exist as of March 31, 2023. In addition, a material weakness related to the proper classification of purchases of trading securities by the Company in its cash flow statement was identified during the current reporting period and continues to exist as of March 31, 2023.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and apply complex accounting guidance. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, Management has enhanced our processes to correctly interpret and classify cash flow activity for financial statement purposes. Our updated processes include enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex cash flow classification. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management has concluded that our condensed financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

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

SEP Acquisition Corp.

Date: May 15, 2023	By:	/s/ Andrew White
Name: Andrew White
Title: Chief Executive Officer

SEP Acquisition Corp.

Date: May 15, 2023	By:	/s/ Winston Gilpin
Name: Winston Gilpin
Title: Chief Financial Officer