Form 10-Q
period 2023-06-30
SEP Acquisition Corp.
filed 2023-08-14
CIK 1849902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 1,304,259 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,510,375 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

MERCURY ECOMMERCE ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

SEP ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$849,375	$1,343,809
Prepaid expenses and other current assets	56,126	165,398
Total current assets	905,501	1,509,207
Investments held in Trust Account	13,634,402	—
Restricted cash held with Trustee	—	22,468,765
Total Assets	$14,539,903	$23,977,972

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$56,398	$62,676
Franchise tax payable	—	62,765
Income tax payable	506,603	506,603
Promissory note - related party	960,000	960,000
Accrued interest on promissory note - related party	30,983	2,420
Stockholder redemption payable	—	9,136,168
Total current liabilities	1,553,984	10,730,632
Warrant liabilities	681,328	851,661
Deferred underwriting fee payable	—	6,314,525
Total Liabilities	2,235,312	17,896,818

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 1,304,259 shares at redemption value at June 30, 2023 and December 31, 2022	13,634,402	13,332,597

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; no shares issued and outstanding (excluding 1,304,259 shares subject to possible redemption at June 30, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,510,375 shares issued and outstanding at June 30, 2023 and December 31, 2022	451	451
Additional paid-in capital	—	—
Accumulated deficit	(1,330,262)	(7,251,894)
Total Stockholders’ Deficit	(1,329,811)	(7,251,443)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$14,539,903	$23,977,972

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEP ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$214,403	$210,022	$461,151	$432,912
Franchise tax	41,039	50,000	84,339	100,598
Loss from operations	(255,442)	(260,022)	(545,490)	(533,510)

Other income (expense)
Interest expense on promissory note - related party	(14,361)	—	(28,563)	—
Earnings on trading securities	9,066	—	10,827	—
Realized gain on investments held in Trust Account	—	92,185	—	110,613
Unrealized gain on investments held in Trust Account	160,482	138,413	301,805	191,476
Unrealized gain from change in fair value of warrant liabilities	—	2,554,981	170,333	4,428,632
Gain on waiver of deferred underwriting commissions by underwriter	299,940	—	299,940	—
Total other income, net	455,127	2,785,579	754,342	4,730,721

Net income	$199,685	$2,525,557	$208,852	$4,197,211

Weighted average shares outstanding, Class A common stock subject to possible redemption	1,304,259	18,041,500	1,304,259	18,041,500
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(3.45)	$0.11	$(3.36)	$0.19

Weighted average shares outstanding, Class B common stock	4,510,375	4,510,375	4,510,375	4,510,375
Basic and diluted net income per share, Class B common stock	$1.04	$0.10	$1.02	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEP ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	4,510,375	$451	$—	$(7,251,894))	$(7,251,443)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2023	—	—	—	—	—	(141,323)	(141,323)
Net income	—	—	—	—	—	9,167	9,167
Balance as of March 31, 2023	—	$—	4,510,375	$451	$—	$(7,384,050)	$(7,383,599)
Waiver of deferred underwriting commissions by underwriter (see Note 6)	—	—	—	—	—	6,014,585	6,014,585
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2023	—	—	—	—	—	(160,482)	(160,482)
Net income	—	—	—	—	—	199,685	199,685
Balance as of June 30, 2023	—	$—	4,510,375	$451	$—	$(1,330,262)	$(1,329,811)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	4,510,375	$451	$—	$(12,786,739)	$(12,786,288)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	—	—	—	—	—	(71,491)	(71,491)
Net income	—	—	—	—	—	1,671,654	1,671,654
Balance as of March 31, 2022	—	$—	4,510,375	$451	$—	$(11,186,576)	$(11,186,125)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022	—	—	—	—	—	(230,598)	(230,598)
Net income	—	—	—	—	—	2,525,557	2,525,557
Balance as of June 30, 2022	—	$—	4,510,375	$451	$—	$(8,891,617)	$(8,891,166)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEP ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash Flows from Operating Activities:
Net income	$208,852	$4,197,211
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on investments held in Trust Account	—	(110,613)
Unrealized gain on investments held in Trust Account	(301,805)	(191,476)
Accrued interest expense on promissory note - related party	28,563	—
Unrealized gain from change in fair value of warrant liabilities	(170,333)	(4,428,632)
Gain on waiver of deferred underwriting commissions by underwriter	(299,940)	—
Changes in operating assets and liabilities:
Prepaid expenses	109,272	125,763
Accounts payable and accrued expenses	(6,278)	(103,415)
Franchise tax payable	(62,765)	(67,123)
Net cash used in operating activities	(494,434)	(578,285)

Cash Flows from Investing Activities:
Purchase of U.S. government treasury obligations	(26,811,597)	(182,345,000)
Proceeds from redemption of U.S. government treasury obligations	13,479,000	182,345,000
Net cash used in investing activities	(13,332,597)	—

Cash Flows from Financing Activities:
Payment to redeeming stockholders	(9,136,168)	—
Net cash used in financing activities	(9,136,168)	—

Net Change in Cash, Cash Equivalents and Restricted Cash	(22,963,199)	(578,285)
Cash, Cash Equivalents and Restricted Cash- Beginning of period	23,812,574	842,059
Cash, Cash Equivalents and Restricted Cash- End of period	$849,375	$263,774

Non-cash investing and financing activities:
Waiver of deferred underwriting commissions by underwriter (see Note 6)	$6,014,585	$—
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2023 and 2022	$301,805	$302,089

The accompanying notes are an integral part of these condensed financial statements.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

As of June 30, 2023, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 3, along with costs associated with the search for a target to enter into the Business Combination with the Company. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of realized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company granted the underwriter in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 Units (the “Over-Allotment Units”), generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions, which is described in Note 3. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, which is described in Note 6.

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
JUNE 30, 2023
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

The Company initially had 18 months, or 24 months if the Company had signed a definitive agreement with respect to an initial Business Combination within such 18-month period from the closing of the Initial Public Offering to complete a Business Combination. Following approval of the Extension Proposal (defined below), the Company has until July 30, 2024 to complete a Business Combination (the "Combination Period"). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

On December 20, 2022, the Company held a special meeting of stockholders where the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023, if the Company had executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the “Extension Proposal”). In connection with the Extension Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A Common Stock. Of the 18,041,500 shares of the Company’s Class A common stock outstanding, the holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.22. As a result, the Company transferred cash in the amount of $185,001,686 to the Trustee, of which $171,094,003 was designated to pay such holders who had elected to redeem their shares in connection with the Extension Proposal. As of December 31, 2022, $161,957,835 had been paid to the redeeming stockholders and $22,468,765 remained in restricted cash, $9,136,168 of which was paid subsequent to December 31, 2022 to such holders who elected to redeem their shares. Following the redemptions, the Company had 1,304,259 shares of the Company’s Class A Common Stock outstanding and $13,332,597 remained in the Trust Account (i.e. approximately $10.22 per share of the Company’s Class A Common Stock).

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

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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

Going Concern Consideration

As of June 30, 2023, the Company had $849,375 in cash held outside of the Trust Account and a working capital deficit of $648,483. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s 2022 Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Private Placement Warrants, and Class A common stock subject to redemption required management to exercise significant judgement in its estimates.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Cash, Cash Equivalents, and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	June 30, 2023	December 31, 2022
	(Unaudited)
Cash	$38,548	$1,343,809
Cash equivalents	810,827	—
Restricted cash	—	22,468,765
Total Cash	$849,375	$23,812,574

Cash Equivalents

The Company invests auxiliary funds from the operating bank account into trading securities held in the brokerage account. The investments consist of U.S. government treasury obligations with a fair value of $810,827 and $0 at June 30, 2023 and December 31, 2022, respectively.

Restricted Cash Held with Trustee

In connection with the Extension Amendment, the Company transferred cash in the amount of $185,001,686 to the Trustee. As of June 30, 2023 and December 31, 2022, the Company had $0 and $22,468,765 in restricted cash held with the Trustee, respectively. The Company does not have access to these funds. The assets held with the Trustee were solely used in the payout to redeeming stockholders. During the six months ended June 30, 2023, of the remaining restricted cash held with the Trustee, $9,136,168 was paid to remaining redeeming stockholders and $13,332,597 was transferred back to the Trust Account.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gains (losses) on investments held in Trust Account and realized gains (losses) on investments held in Trust Account in the accompanying unaudited condensed statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. As of June 30, 2023 and December 31, 2022, 1,304,259 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit. The Company recorded an initial accretion of carrying value to redemption valuation of $25,012,764 upon consummation of the Initial Public Offering. For the period from March 1, 2021 (inception) through December 31, 2021, the Company recorded accretion of carrying value to redemption value of $29,687 due to the unrealized gain on the investments held in the Trust Account. For the year ended December 31, 2022, the Company recorded accretion of carrying value to redemption value of $2,177,762 due to the $2,752,849 of realized gain on the investments held in the Trust Account partially offset by $575,087 transferred to the operating bank account for taxes, as the holders of the Class A common stock subject to redemption have the right to redeem their shares for a pro rata portion of the amount held in the Trust Account including any pro rata gains earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. For the three and six months ended June 30, 2023, the Company subsequently recorded accretion of carrying value to redemption value of $160,482 and $301,805 due to the unrealized gain on the investments held in the Trust Account, respectively.

As of June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the unaudited condensed financial statements is reconciled in the following table:

Gross proceeds	$180,415,000
Less:
Proceeds allocated to Public Warrants	(8,569,713)
Issuance costs allocated to Class A common stock	(14,638,901)
Plus:
Initial accretion of carrying value to redemption value	25,012,764
Subsequent accretion of carrying value to redemption value as of December 31, 2021	29,687
Class A common stock subject to possible redemption as of December 31, 2021	182,248,837
Subsequent accretion of carrying value to redemption value as of December 31, 2022	2,177,762
Stockholder redemption of 16,737,241 shares at $10.10 per share plus realized gains	(171,094,002)
Class A common stock subject to possible redemption as of December 31, 2022	13,332,597
Subsequent accretion of carrying value to redemption value as of March 31, 2023	141,323
Class A common stock subject to possible redemption as of March 31, 2023	13,473,920
Subsequent accretion of carrying value to redemption value as of June 30, 2023	160,482
Class A common stock subject to possible redemption as of June 30, 2023	$13,634,402

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

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate from continuing operations was 0.0% and 0.0% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate from continuing operations was 0.0% and 0.0% for the three and six months ended June 30, 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 10, 2023, the Company announced that it held all of its operating cash deposits with SVB in the amount of $1,343,809. None of the Company’s Trust Account deposits are held at SVB. Following the joint announcement issued by the Department of the Treasury, Federal Reserve, and FDIC on March 12, 2023, whereby the FDIC will complete its resolution of the receivership of SVB in a manner that fully protects all depositors, the Company has access to all of their operating funds. On March 27, 2023, SVB was acquired by First Citizens Bank and the Company’s deposits continue to be FDIC insured up to the FDIC limit.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 22% for the Class A common stock and 78% for the Class B common stock for the three and six months ended June 30, 2023 and a ratio of 80% for the Class A common stock and 20% for the Class B common stock for the three and six months ended June 30, 2022, reflective of the respective participation rights. The change in allocation ratios for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 are due to the redemptions of Class A common stock (see Note 1).

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Net income	$199,685	$2,525,557	$208,852	$4,197,211
Accretion of Class A common stock to redemption amount	(160,482)	(230,598)	(301,805)	(302,089)
Gain on waiver of deferred underwriting commissions by underwriter	6,014,585	—	6,014,585	—
Net income (loss) including accretion of temporary equity to redemption value and gain on waiver of deferred underwriting commissions by underwriter	$6,053,788	$2,294,959	$5,921,632	$3,895,122

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Basic and diluted net income (loss) per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) including accretion of temporary equity to redemption value and gain on waiver of deferred underwriting commissions by underwriter	$1,357,903	$4,695,885	$1,835,967	$458,992	$1,328,259	$4,593,373	$3,116,098	$779,024
Accretion of Class A common stock to redemption amount	160,482	—	230,598	—	301,805	—	302,089	—
Gain on waiver of deferred underwriting commissions by underwriter	(6,014,585)	—	—	—	(6,014,585)	—	—	—
Net income (loss)	$(4,496,200)	$4,695,885	$2,066,565	$458,992	$(4,384,521)	4,593,373	$3,418,187	$779,024
Denominator:
Weighted Average Common Stock	1,304,259	4,510,375	18,041,500	4,510,375	1,304,259	4,510,375	18,041,500	4,510,375
Basic and diluted net income (loss) per common share	$(3.45)	$1.04	$0.11	$0.10	$(3.36)	$1.02	$0.19	$0.17

As of June 30, 2023 and December 31, 2022, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying unaudited balance sheets, primarily due to their short-term nature.

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

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
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

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 30, 2021.

On October 11, 2022, the Company issued an unsecured Second Promissory Note (the “Second Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 from the Second Promissory Note at a 6% interest rate on or before October 11, 2024 to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the Second Promissory Note. Between December 21, 2022 and December 27, 2022 the Company borrowed a total of $760,000 under the Second Promissory Note bringing the total drawdowns to $960,000 as of June 30, 2023, and December 31, 2022.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. As of July 1, 2022, the administrative support agreement was terminated and no further expense was incurred. For the three and six months ended June 30, 2023, the Company incurred expenses $0 and $0, respectively under this agreement. For the three and six months ended June 30, 2022, the Company incurred expenses $30,000 and $60,000, respectively under this agreement and is included within formation and operating costs on the accompanying unaudited condensed statement of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023, and December 31, 2022, there were no working capital loans outstanding.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

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

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,608,300 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $6,314,525 in the aggregate will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
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
June 30, 2023
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

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

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

As of June 30, 2023 and December 31, 2022, there were 9,020,750 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 1,304,259 Class A common stock subject to possible redemption. In connection with the Extension Amendment holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.18, following the redemptions, the Company had 1,304,259 shares of the Company’s Class A Common Stock outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. As of June 30, 2023 and December 31, 2022, there were 4,510,375 shares of Class B common stock issued and outstanding.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
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

NOTE 9. INCOME TAX

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance. At June 30, 2023 and 2022, the valuation allowance was $399,855 and $48,598, respectively.

The Company’s effective tax rate from continuing operations was 0.0% and 0.0% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate from continuing operations was 0.0% and 0.0% for the three and six months ended June 30, 2022, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the change in fair value of warrant liabilities which are not recognized for tax purposes and the need for a valuation allowance against deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The Warrants are measured at fair value on a recurring basis. Upon initial measurement as of July 30, 2021, we utilized a binomial/lattice model to value the public warrants and private placement warrants. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2021 due to the use of an observable market quote for a similar asset in an active market. As of June 30, 2023 and December 31, 2022, since both Public Warrants and Private Placement Warrants are subject to the certain make-whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$13,634,402	$13,634,402	$—	$—
Investments held in Brokerage Account
U.S. government treasury obligations	$810,827	$810,827	$—	$—
Liabilities
Warrant liability – Public Warrants	$360,830	$360,830	$—	$—
Warrant liability – Private Placement Warrants	$320,498	$—	$320,498	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Liabilities
Warrant liability – Public Warrants	$451,038	$451,038	$—	$—
Warrant liability – Private Placement Warrants	$400,623	$—	$400,623	$—

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

As of June 30, 2023 and December 31, 2022, since both Public Warrants and Private Placement Warrants are subject to the certain make-whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $0 and $170,333 within the statement of operations for the three and six months ended June 30, 2023, respectively. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,554,981 and $4,428,632 within the unaudited condensed statements of operations for the three and six months ended June 30, 2022, respectively. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the Public Warrants.

SEP ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Directors and Officers (“D&O“) Insurance Financing Agreement

On August 2, 2023, the Company entered into a Premium Finance Security Agreement with First Insurance Funding. Per the terms of the agreement, the Company agreed to finance its D&O insurance premium with a financing charge of $6,886. The total amount due of $254,180 will be paid in 10 monthly installments, with the first installment due August 28, 2023.

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

Recent Developments

On December 20, 2022, the Company held a special meeting of stockholders where the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023, if the Company had executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the “Extension Proposal”). In connection with the Extension Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A Common Stock. Of the 18,041,500 shares of the company’s Class A common stock outstanding, the holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.22. As a result, the Company transferred cash in the amount of $185,001,686 to the Trustee, of which $171,094,003 was designated to pay such holders who had elected to redeem their shares in connection with the Extension Proposal. As of December 31, 2022, $161,957,835 had been paid to the redeeming stockholders and $22,468,765 remained in restricted cash, $9,136,168 of which was paid subsequent to December 31, 2022 to such holders who elected to redeem their shares. Following the redemptions, the Company had 1,304,259 shares of the Company’s Class A Common Stock outstanding and $13,332,597 remained in the Trust Account.

On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below and activities related to searching for a potential business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2023, we had net income of $199,685, which resulted from a gain on waiver of deferred underwriting commissions by underwriter of $299,940, unrealized gains on investments held in the Trust Account of $160,482, and earnings on trading securities of $9,066, partially offset by formation and operating costs of $214,403, franchise tax expense of $41,039, and accrued interest expense on promissory note due to related party of $14,361.

For the six months ended June 30, 2023, we had net income of $208,852, which resulted from gains on the change in fair value of warrant liabilities of $170,333, a gain on waiver of deferred underwriting commissions by underwriter of $299,940, unrealized gains on investments held in the Trust Account of $301,805, and earnings on trading securities of $10,827, partially offset by formation and operating costs of $461,151, franchise tax expense of $84,339, and interest expense on promissory note due to related party of $28,563. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the publicly traded price of the public warrants.

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

We had granted the underwriter in our initial public offering a 45-day option to purchase up to 2,625,000 additional units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions. Simultaneously with the underwriter partially exercising the over-allotment option, our sponsor purchased an additional 162,450 private placement warrants (the “over-allotment private placement warrants”) at a price of $1.00 per over-allotment private placement warrant ($162,450 in the aggregate). On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

For the six months ended June 30, 2023, net cash used in operating activities was $494,434, which was due to our net income of $208,852 as adjusted for the unrealized gain from warrant liabilities of $170,333, a gain on waiver of deferred underwriting commissions by underwriter of $299,940, unrealized gain on investments held in Trust Account of $301,805, accrued interest expense on promissory note - related party of $28,563 and changes in working capital of $40,229.

For the six months ended June 30, 2022, net cash used in operating activities was $578,285, which was due to net income of $4,197,211 as adjusted for the unrealized gain from warrant liabilities of $4,428,632, unrealized gain on investments held in Trust Account of $191,476, realized gain on investments held in Trust Account of $110,613, and changes in working capital of $44,775.

For the six months ended June 30, 2023, net cash used in investing activities was $13,332,597, which was solely a result of purchases of U.S. government treasury obligations of $26,811,597, partially offset by proceeds from redemption of U.S. government treasury obligations of $13,479,000.

For the six months ended June 30, 2022, net cash used in investing activities was $0, which was due to the proceeds from the redemption of U.S. government treasury obligations of $182,345,000, fully offset by the purchase of U.S. government treasury obligations of $182,345,000.

For the six months ended June 30, 2023, net cash used by financing activities was $9,136,168, which was solely a result of payments made to redeeming stockholders.

There were no cash flows from financing activities for the six months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $849,375 and $1,343,809, held outside the Trust Account, respectively, and a working capital deficit of $648,483 and $9,221,425, respectively. On October 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 on or before October 11, 2024 at a 6% interest rate to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the promissory note. On December 21, 2022 and December 27, 2022 the Company borrowed an aggregate of $760,000 under the promissory note bringing the total drawdowns to $960,000 as of June 30, 2023.

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5 to the unaudited condensed financial statements). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Banking Arrangements

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 10, 2023, the Company announced that it held all of its operating cash deposits with SVB in the amount of $1,343,809. None of the Company’s Trust Account deposits are held at SVB. Following the joint announcement issued by the Department of the Treasury, Federal Reserve, and FDIC on March 12, 2023, whereby the FDIC will complete its resolution of the receivership of SVB in a manner that fully protects all depositors, the Company has access to all of its operating funds. On March 27, 2023, SVB was acquired by First Citizens Bank and the Company’s deposits continue to be FDIC insured up to the FDIC limit.

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

The underwriter was paid a cash underwriting discount of $0.20 per unit, or $3,608,300 in the aggregate, upon the closing of our initial public offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $6,314,525 in the aggregate will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to material weaknesses (discussed below) in our internal control over financial reporting.

As of December 31, 2022, a material weakness existed related to the fact that we have not yet designed and maintained effective internal controls related to accounting for complex financial instruments. This material weakness continues to exist as of June 30, 2023. In addition, a material weakness related to the proper classification of purchases of trading securities by the Company in its cash flow statement was identified during the quarter ended March 31, 2023 and continues to exist as of June 30, 2023.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and apply complex accounting guidance. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, Management has enhanced our processes to correctly interpret and classify cash flow activity for unaudited condensed financial statement purposes. Our updated processes include enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex cash flow classification. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management has concluded that our unaudited condensed financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities discussed above regarding the material weaknesses, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

SEP Acquisition Corp.

Date: August 14, 2023	By:	/s/ Andrew White
Name: Andrew White
Title: Chief Executive Officer

SEP Acquisition Corp.

Date: August 14, 2023	By:	/s/ Winston Gilpin
Name: Winston Gilpin
Title: Chief Financial Officer