Form 10-Q
period 2023-09-30
SEP Acquisition Corp.
filed 2023-11-20
CIK 1849902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, there were 3,719,634 shares of the registrant’s Class A common stock, par value $0.0001 per share (including those shares held as a constituent part of the registrant’s units), and 2,095,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

SEP ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$518,494	$1,343,809
Prepaid expenses and other current assets	60,953	165,398
Total current assets	579,447	1,509,207
Investments held in Trust Account	13,669,258	—
Restricted cash held with Trustee	—	22,468,765
Total Assets	$14,248,705	$23,977,972

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$832,558	$62,676
Franchise tax payable	30,000	62,765
Income tax payable	506,603	506,603
Promissory note - related party	—	960,000
Convertible promissory note – related party, net of debt discount	729,341	—
Derivative liability	142,761	—
Accrued interest on promissory note - related party	45,501	2,420
Stockholder redemption payable	—	9,136,168
Total current liabilities	2,286,764	10,730,632
Warrant liabilities	1,606,231	851,661
Deferred underwriting fee payable	—	6,314,525
Total Liabilities	3,892,995	17,896,818

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 1,304,259 shares at redemption value at September 30, 2023 and December 31, 2022	13,669,258	13,332,597

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; no shares issued and outstanding (excluding 1,304,259 shares subject to possible redemption at September 30, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,510,375 shares issued and outstanding at September 30, 2023 and December 31, 2022	451	451
Additional paid-in capital	115,200	—
Accumulated deficit	(3,429,199)	(7,251,894)
Total Stockholders’ Deficit	(3,313,548)	(7,251,443)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS' DEFICIT	$14,248,705	$23,977,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$1,149,131	$223,899	$1,610,282	$656,811
Franchise tax	70,000	50,000	154,339	150,598
Loss from operations	(1,219,131)	(273,899)	(1,764,621)	(807,409)

Other (expense) income
Interest expense on promissory note - related party	(26,156)	—	(54,719)	—
Change in fair value of derivative liability	(15,664)	—	(15,664)	—
Earnings on trading securities	6,917	—	17,744	—
Realized gain on investments held in Trust Account	—	410,818	—	521,431
Unrealized gain on investments held in Trust Account	114,856	487,146	416,661	678,622
Unrealized (loss) gain from change in fair value of warrant liabilities	(924,903)	2,043,984	(754,570)	6,472,616
Gain on waiver of deferred underwriting commissions by underwriter	—	—	299,940	—
Total other (expense) income, net	(844,950)	2,941,948	(90,608)	7,672,669

Net (loss) income	$(2,064,081)	$2,668,049	$(1,855,229)	$6,865,260

Weighted average shares outstanding, Class A common stock subject to possible redemption	1,304,259	18,041,500	1,304,259	18,041,500
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.33)	$0.13	$(3.70)	$0.32

Weighted average shares outstanding, Class B common stock	4,510,375	4,510,375	4,510,375	4,510,375
Basic and diluted net income per share, Class B common stock	$(0.36)	$0.08	$0.66	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	4,510,375	$451	$—	$(7,251,894)	$(7,251,443)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2023	—	—	—	—	—	(141,323)	(141,323)
Net income	—	—	—	—	—	9,167	9,167
Balance as of March 31, 2023	—	$—	4,510,375	$451	$—	$(7,384,050)	$(7,383,599)
Waiver of deferred underwriting commissions by underwriter (see Note 6)	—	—	—	—	—	6,014,585	6,014,585
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2023	—	—	—	—	—	(160,482)	(160,482)
Net income	—	—	—	—	—	199,685	199,685
Balance as of June 30, 2023	—	$—	4,510,375	$451	$—	$(1,330,262)	$(1,329,811)
Deemed contribution resulting from debt extinguishment	—	—	—	—	115,200	—	115,200
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of September 30, 2023	—	—	—	—	—	(34,856)	(34,856)
Net loss	—	—	—	—	—	(2,064,081)	(2,064,081)
Balance as of September 30, 2023	—	$—	4,510,375	$451	$115,200	$(3,429,199)	$(3,313,548)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	4,510,375	$451	$—	$(12,786,739)	$(12,786,288)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	—	—	—	—	—	(71,491)	(71,491)
Net income	—	—	—	—	—	1,671,654	1,671,654
Balance as of March 31, 2022	—	$—	4,510,375	$451	$—	$(11,186,576)	$(11,186,125)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022	—	—	—	—	—	(230,598)	(230,598)
Net income	—	—	—	—	—	2,525,557	2,525,557
Balance as of June 30, 2022	—	$—	4,510,375	$451	$—	$(8,891,617)	$(8,891,166)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of September 30, 2022	—	—	—	—	—	(897,964)	(897,964)
Net income	—	—	—	—	—	2,668,049	2,668,049
Balance as of September 30, 2022	—	$—	4,510,375	$451	$—	$(7,121,532)	$(7,121,081)

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,855,229)	$6,865,260
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on investments held in Trust Account	—	(521,431)
Unrealized gain on investments held in Trust Account	(416,661)	(678,622)
Accrued interest expense on promissory note - related party	54,719	—
Change in fair value of derivative liability	15,664	—
Unrealized loss (gain) from change in fair value of warrant liabilities	754,570	(6,472,616)
Gain on waiver of deferred underwriting commissions by underwriter	(299,940)	—
Changes in operating assets and liabilities:
Prepaid expenses	104,445	212,774
Accounts payable and accrued expenses	769,882	(100,561)
Franchise tax payable	(32,765)	(119,265)
Net cash used in operating activities	(905,315)	(814,461)

Cash Flows from Investing Activities:
Purchase of U.S. government treasury obligations	(40,450,597)	(365,098,000)
Proceeds from redemption of U.S. government treasury obligations	27,198,000	365,098,000
Net cash used in investing activities	(13,252,597)	—

Cash Flows from Financing Activities:
Payment to redeeming stockholders	(9,136,168)	—
Net cash used in financing activities	(9,136,168)	—

Net Change in Cash, Cash Equivalents and Restricted Cash	(23,294,080)	(814,461)
Cash and Cash Equivalents - Beginning of period	23,812,574	842,059
Cash and Cash Equivalents - End of period	$518,494	$27,598

Non-cash investing and financing activities:
Waiver of deferred underwriting commissions by underwriter (see Note 6)	$6,014,585	$—
Deemed contribution resulting from debt extinguishment	$115,200	$—
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of September 30, 2023 and 2022	$336,661	$1,200,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY AND GOING CONCERN

SEP Acquisition Corp. and its wholly-owned and controlled subsidiary SEP Acquisition Holdings Inc. (together the “Company”) formerly known as Mercury Ecommerce Acquisition Corp. (name of the Company changed on December 21, 2022), is a blank check company incorporated in Delaware on March 1, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 3, along with costs associated with the search for a target to enter into the Business Combination with the Company. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of realized gains from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination (or the Company's stockholder vote to remove the net tangible asset requirement from the Company's amended and restated certificate of incorporation (the "Amended and Restated Certificate of Incorporation")) and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

On March 28, 2023, the Company received a written notice from the listing qualifications department staff of Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had 180 calendar days, or until September 25, 2023, to regain compliance with the Market Value Standard. To regain compliance with the Market Value Standard, the MVLS for the Company’s common stock was required to be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period.

On September 27, 2023, the Company received a determination letter (“the Letter”) from the Staff of Nasdaq stating that the Company had not regained compliance with the MVLS standard, since the Company’s Class A Common Stock, was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) and had not been at least $35 million for a minimum of 10 consecutive business days at any time during the 180-day grace period granted to the Company. Pursuant to the Letter, unless the Company requested a hearing to appeal this determination by 4:00 p.m. Eastern Time on October 4, 2023, the Company’s Class A Common Stock would have been delisted from The Nasdaq Capital Market, trading of the Company’s Class A Common Stock would have been suspended at the opening of business on October 6, 2023, and a Form 25-NSE would have been filed with the SEC, which would have removed the Company’s securities from listing and registration on Nasdaq. On October 3, 2023 the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Letter received on September 27, 2023.

On October 23, 2023, the Company received a letter from the Staff of Nasdaq notifying the Company that it has regained compliance with Nasdaq’s $35 million minimum MVLS requirement, and the Company is therefore in compliance with The Nasdaq Capital Market’s listing requirements. As a result, Nasdaq has cancelled the hearing requested by the Company to appeal the Staff’s prior delisting determination and has confirmed that the Company’s Class A Common Stock will continue to be listed and traded on The Nasdaq Capital Market under the symbol “SEPA.” In order to bring the Company into compliance with the MVLS standard, the Sponsor elected to convert 2,415,375 of its shares of Class B Common Stock into 2,415,375 shares of Class A Common Stock (see Note 11) so that the Company's MVLS exceeded the $35 million minimum requirement.

SANUWAVE Merger Agreement

On August 23, 2023, the Company, a Delaware corporation (“Acquiror” or “SPAC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, SEP Acquisition Holdings Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”) (Merger Sub and SEP Acquisition Corp. are collectively the “Company”), and SANUWAVE Health, Inc., a Nevada corporation (the “SANUWAVE”). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Merger Agreement” whereby the Merger between the Company and SANUWAVE will be effected at the effective time (the “Effective Time”). The terms of the Merger Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Merger and the other transactions contemplated hereby, are summarized below.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Pursuant to the Merger Agreement, at the closing of the Merger, the SANUWAVE Security Holders of (i) SANUWAVE Common Stock, (ii) in-the-money outstanding options to purchase SANUWAVE Common Stock, immediately prior to the Effective Time, (iii) in-the-money SANUWAVE Warrants that are outstanding and unexercised and have not been exchanged for shares of SANUWAVE Common Stock immediately prior to the Effective time, and (iv) the holders of SANUWAVE convertible promissory notes that are outstanding and unexercised and have not been exchanged for shares of SANUWAVE Common Stock immediately prior to the Effective Time, shall be entitled to receive from the Company, in aggregate, an amount equal to 7,793,000 shares of Class A Common Stock (the “Merger Consideration”), paid or reserved for issuance and payable.

Conditions to Closing

The Merger Agreement contains customary conditions to closing, including the following mutual conditions of the parties, unless waived: (i) approval of the stockholders of the Company and SANUWAVE, (ii) approvals of any required governmental authorities, (iii) no law or order preventing the Merger, (iv) the filing of certain Charter Amendments pursuant to the Merger Agreement (the “Charter Amendments”), (v) the appointment of the Company's post-closing board of directors, (vi) pursuant to the Merger Agreement, a Registration Statement having been declared effective by the SEC, (vii) approval of the Class A Common Stock of the Company for listing on NASDAQ, (vii) holders of 80% or more of SANUWAVE's convertible notes with a maturity date occurring after the date of the Closing (the “Closing Date”), measured by number of shares into which such convertible notes may be converted, agreeing to convert their convertible notes into shares of SANUWAVE Common Stock immediately prior to the Effective Time, (ix) holders of 80% or more of SANUWAVE’s warrants that would be outstanding on the Closing Date, measured by number of shares subject to all such warrants in the aggregate, agreeing to convert their warrants into shares of SANUWAVE Common Stock immediately prior to the Effective Time, and (x) the Company having, at the Closing, at least $12,000,000 in cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions) and the proceeds of any Private Investment in Public Equity (“PIPE Investment”).

Certain SANUWAVE Related Agreements

Voting Agreements

Simultaneously with the execution and delivery of the Merger Agreement, the Company and SANUWAVE have entered into voting agreements (collectively, the “Voting Agreements”) with certain stockholders of SANUWAVE required to approve the Transactions. Under the Voting Agreements, each SANUWAVE stockholder party thereto has agreed to vote all of such stockholder’s shares of SANUWAVE in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the SANUWAVE stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Voting Agreements, and provide a proxy to the Company to vote such SANUWAVE shares accordingly (subject to the condition that the Registration Statement has been declared effective by the SEC, provided that the covenants not to take certain actions to delay, impair or impede the Transactions as set forth in the Voting Agreements shall take effect from the date such agreements are executed). The Voting Agreements prevent transfers of the SANUWAVE shares held by the SANUWAVE stockholders party thereto between the date of the Voting Agreement and the termination of such Voting Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Sponsor Voting Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company and SANUWAVE have entered into a voting agreement (the “Sponsor Voting Agreement”) with Mercury Sponsor Group I LLC, a Delaware limited liability company (the “Sponsor”). Under the Sponsor Voting Agreement, the Sponsor has agreed to vote all of the Sponsor’s shares of the Company in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the Company stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Sponsor Voting Agreement, and provide a proxy to SANUWAVE to vote such Company shares accordingly (subject to the condition that the Registration Statement has been declared effective by the SEC, provided that the covenants not to take certain actions to delay, impair or impede the Transactions as set forth in the Sponsor Voting Agreement shall take effect from the date such agreement is executed). The Sponsor Voting Agreement prevents transfers of the Company shares held by the Sponsor between the date of the Sponsor Voting Agreement and the termination of such Sponsor Voting Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Sponsor Voting Agreement.

Voting and Non-Redemption Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company has entered into voting and non-redemption agreements (collectively, the “Voting and Non-Redemption Agreements”) with certain stockholders of the Company required to approve the Transactions. Under the Voting and Non-Redemption Agreements, each stockholder party thereto has agreed to vote all of such stockholder’s shares in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the Company’s stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Voting and Non-Redemption Agreements, and provide a proxy to the Company to vote such shares accordingly. Under the Voting and Non-Redemption Agreements, each Company stockholder party thereto agreed to not redeem certain of such stockholder’s shares pursuant to or in connection with the Merger. In consideration for entering into and complying with the terms of the Voting and Non-Redemption Agreements, each stockholder will receive shares of Class A Common Stock in accordance with the formula set forth in the Voting and Non-Redemption Agreements. The formula, rounded down to the nearest whole number, is (($10 - PIPE Price) x number of Non-redeemed securities)/ PIPE price. The Voting and Non-Redemption Agreements prevent transfers of the shares held by the stockholders party thereto between the date of the Voting and Non-Redemption Agreement and the Closing Date or earlier termination of the Merger Agreement or such Voting and Non-Redemption Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Voting and Non-Redemption Agreement. Pursuant to the Voting and Non-Redemption Agreements, certain stockholders agreed to vote an aggregate of 865,000 shares of Class A Common Stock in favor of the Merger Agreement and Transactions and agreed not to redeem an aggregate of 681,512 shares of Class A Common Stock (representing approximately $7.0 million (calculated based on the funds held in the trust account as of June 30, 2023) that the Company would have otherwise been required to pay to redeem such shares in connection with the Merger).

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Lock-Up Agreement

Simultaneously with the execution and delivery of the Merger Agreement, certain stockholders of SANUWAVE each entered into a Lock-Up Agreement with the Company (collectively, the “Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, each SANUWAVE stockholder party thereto agreed not to, during the period commencing from the Closing and ending 180 days after the Closing (subject to early release if SANUWAVE consummates a liquidation, merger, share exchange or other similar transaction that results in all of the Company stockholders having the right to exchange their shares for cash, securities or other property): (i) sell, offer to sell, contract to sell, hypothecate, pledge, grant an option to purchase or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation or decrease a call equivalent position, any Company restricted securities, (ii) enter any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement).

Letter Agreement Amendment

Upon approval of certain of the Company’s stockholders and immediately prior to the Closing, certain insider stockholders of the Company and other Company stockholders will enter into an amendment to that certain Letter Agreement, dated July 27, 2021 (the “Letter Agreement”), among the Company, the Sponsor, insider stockholders and other Company stockholders (the “Letter Agreement Amendment”). Pursuant to the Letter Agreement Amendment, each Company stockholder party thereto will agree not to, until 180 days after the completion of the Company’s initial Business Combination (as defined in the Letter Agreement) (subject to early release if the Company consummates a liquidation, merger, share exchange or other similar transaction that results in all of the Company stockholders having the right to exchange their shares for cash, securities or other property): (i) sell, offer to sell, contract to sell, hypothecate, pledge, grant an option to purchase or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation or decrease a call equivalent position, any Company restricted securities, (ii) enter any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Letter Agreement).

Warrant Agreement Amendment

Upon approval of the Company’s warrant holders and immediately prior to the Closing, the Company and its warrant agent, will enter into an amendment (the “Warrant Agreement Amendment”) to that certain Warrant Agreement dated as of July 21, 2021 (the “Warrant Agreement”). Pursuant to the Warrant Agreement Amendment, (i) Public Warrants (as defined in the Warrant Agreement) are not exercisable to purchase shares of Class A Common Stock, and instead, as of immediately prior to the Effective Time, will be automatically converted into the right to receive 450,336 shares of Class A Common Stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, (ii) Private Placement Warrants (as defined in the Warrant Agreement) are not exercisable to purchase shares of Class A Common Stock and instead, as of immediately prior to the Effective Time, will be automatically converted into the right to receive 400,000 shares of Class A Common Stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, and (iii) until the Closing or earlier termination of the Merger Agreement, (A) the terms of Section 3 of the Warrant Agreement regarding any exercise of a warrant or issuance of Class A Common Stock in connection therewith will be of no force or effect and (B) the terms of Section 6 of the Warrant Agreement will be of no force or effect.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Going Concern Consideration

As of September 30, 2023, the Company had $518,494 in cash held outside of the Trust Account and a working capital deficit of $1,707,317. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia, the war in the Middle East, and other political tensions. The conflicts are expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those the Company cannot yet predict, may cause the Company’s business, financial condition, results of operations and the price of the Company’s common stock to be adversely affected.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2022 Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

The condensed consolidated financial statements include the accounts of SEP Acquisition Corp. and its wholly-owned and controlled subsidiary, SEP Acquisition Holdings Inc., after elimination of all intercompany transactions and balances as of September 30, 2023 and December 31, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Private Placement Warrants, and Class A common stock subject to redemption required management to exercise significant judgement in its estimates.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Cash, Cash Equivalents, and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	September 30, 2023	December 31, 2022
	(Unaudited)
Cash	$50,750	$1,343,809
Cash equivalents	467,744	—
Restricted cash	—	22,468,765
Total Cash	$518,494	$23,812,574

Cash Equivalents

The Company invests auxiliary funds from the operating bank account into trading securities held in the brokerage account. The investments consist of U.S. government treasury obligations with a fair value of $467,744 and $0 at September 30, 2023 and December 31, 2022, respectively.

Restricted Cash Held with Trustee

In connection with the Extension Amendment, the Company transferred cash in the amount of $185,001,686 to the Trustee. As of September 30, 2023 and December 31, 2022, the Company had $0 and $22,468,765 in restricted cash held with the Trustee, respectively. The Company does not have access to these funds. The assets held with the Trustee were solely used in the payout to redeeming stockholders. During the nine months ended September 30, 2023, of the remaining restricted cash held with the Trustee, $9,136,168 was paid to remaining redeeming stockholders and $13,332,597 was transferred back to the Trust Account.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gains (losses) on investments held in Trust Account and realized gains (losses) on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. As of September 30, 2023 and December 31, 2022, 1,304,259 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit. The Company recorded an initial accretion of carrying value to redemption valuation of $25,012,764 upon consummation of the Initial Public Offering. For the period from March 1, 2021 (inception) through December 31, 2021, the Company recorded accretion of carrying value to redemption value of $29,687 due to the unrealized gain on the investments held in the Trust Account. For the year ended December 31, 2022, the Company recorded accretion of carrying value to redemption value of $2,177,762 due to the $2,752,849 of realized gain on the investments held in the Trust Account partially offset by $575,087 transferred to the operating bank account for taxes, as the holders of the Class A common stock subject to redemption have the right to redeem their shares for a pro rata portion of the amount held in the Trust Account including any pro rata gains earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. For the three and nine months ended September 30, 2023, the Company subsequently recorded accretion of carrying value to redemption value of $34,856 and $336,661 due to the unrealized gain on the investments held in the Trust Account, respectively.

As of September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the unaudited condensed consolidated financial statements is reconciled in the following table:

Gross proceeds	$180,415,000
Less:
Proceeds allocated to Public Warrants	(8,569,713)
Issuance costs allocated to Class A common stock	(14,638,901)
Plus:
Initial accretion of carrying value to redemption value	25,012,764
Subsequent accretion of carrying value to redemption value as of December 31, 2021	29,687
Class A common stock subject to possible redemption as of December 31, 2021	182,248,837
Subsequent accretion of carrying value to redemption value as of December 31, 2022	2,177,762
Stockholder redemption of 16,737,241 shares at $10.10 per share plus realized gains	(171,094,002)
Class A common stock subject to possible redemption as of December 31, 2022	13,332,597
Subsequent accretion of carrying value to redemption value as of March 31, 2023	141,323
Class A common stock subject to possible redemption as of March 31, 2023	13,473,920
Subsequent accretion of carrying value to redemption value as of June 30, 2023	160,482
Class A common stock subject to possible redemption as of June 30, 2023	13,634,402
Subsequent accretion of carrying value to redemption value as of September 30, 2023	34,856
Class A common stock subject to possible redemption as of September 30, 2023	$13,669,258

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company's effective tax rate from continuing operations was 0.0% and 0.0% for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022, respectively.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 22% for the Class A common stock and 78% for the Class B common stock for the three and nine months ended September 30, 2023 and a ratio of 80% for the Class A common stock and 20% for the Class B common stock for the three and nine months ended September 30, 2022, reflective of the respective participation rights. The change in allocation ratios for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 are due to the redemptions of Class A common stock (see Note 1).

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Net (loss) income	$(2,064,081)	$2,668,049	$(1,855,229)	$6,865,260
Accretion of Class A common stock to redemption amount	(34,856)	(897,964)	(336,661)	(1,200,053)
Gain on waiver of deferred underwriting commissions by underwriter	—	—	6,014,585	—
Net (loss) income including accretion of temporary equity to redemption value and gain on waiver of deferred underwriting commissions by underwriter	$(2,098,937)	$1,770,085	$3,822,695	$5,665,207

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Basic and diluted net (loss) income per share:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income including accretion of temporary equity to redemption value and gain on waiver of deferred underwriting commissions by underwriter	$(470,805)	$(1,628,132)	$1,416,068	$354,017	$857,455	$2,965,240	$4,532,166	$1,133,041
Accretion of Class A common stock to redemption amount	34,856	—	897,964	—	336,661	—	1,200,053	—
Gain on waiver of deferred underwriting commissions by underwriter	—	—	—	—	(6,014,585)	—	—	—
Net (loss) income	$(435,949)	$(1,628,132)	$2,314,032	$354,017	$(4,820,469)	2,965,240	$5,732,219	$1,133,041
Denominator:
Weighted Average Common Stock	1,304,259	4,510,375	18,041,500	4,510,375	1,304,259	4,510,375	18,041,500	4,510,375
Basic and diluted net (loss) income per common share	$(0.33)	$(0.36)	$0.13	$0.08	$(3.70)	$0.66	$0.32	$0.25

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

As of September 30, 2023 and December 31, 2022, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 30, 2021.

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

In connection with the Merger Agreement (see Note 1) entered into on August 23, 2023, the Company and its Sponsor entered into an agreement (the "Sponsor Debt Conversion Agreement" or “Convertible Promissory Note”), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the Second Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 100,000 shares of Class A Common Stock at the PIPE Investment Closing. The outstanding indebtedness of the Second Promissory Note includes its original principal amount of up to $1,000,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the Second Promissory Note. The Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date is considered substantial and require extinguishment accounting, noting pursuant to 470-20-40-7 that a conversion feature must be reasonably possible to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470, bringing the outstanding balance under the Second Promissory Note to zero at September 30, 2023. The Sponsor Debt Conversion Agreement was entered into with a related party and as a result, the Company recorded a deemed contribution resulting from debt extinguishment for $115,200 in the Condensed Consolidated Statements of Changes in Stockholders’ Deficit.

The Company evaluated the embedded feature within the Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined the embedded feature is not clearly and closely related to the debt host instrument and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations.

Management used a probability-based analysis to estimate the fair value of the derivative liability at inception. The original value of the derivative liability was recorded as a debt discount to the Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the Convertible Promissory Note. The fair value of the derivative liability at inception of the Sponsor Debt Conversion Agreement on August 23, 2023 was $127,097.

At September 30, 2023 and December 31, 2022, the fair value of the derivative liability was $142,761 and $0, respectively. The Company recorded an expense of $15,664 resulting from the increase in fair value of the derivative liability during the three and nine months ended September 30, 2023. Additionally, the Company recorded a debt discount in the amount of $127,097 during the three months ended September 30, 2023. The debt discount is being amortized to interest expense over the life of the Convertible Promissory Note. Amounts amortized to interest expense were $11,638 and $0 for the three and nine months ended September 30, 2023 and 2022, respectively. The unamortized debt discount as of September 30, 2023 was $115,459.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. As of July 1, 2022, the administrative support agreement was terminated and no further expense was incurred. For the three and nine months ended September 30, 2023, the Company did not incur expenses under this agreement. For the three and nine months ended September 30, 2022, the Company incurred expenses $0 and $60,000, respectively under this agreement and is included within formation and operating costs on the accompanying unaudited condensed consolidated statement of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023, and December 31, 2022, there were no working capital loans outstanding.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,608,300 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $6,314,525 in the aggregate will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

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

As of September 30, 2023 and December 31, 2022, there were 9,020,750 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in Derivatives and Hedging–- Contracts in Entity’s Own Equity (Subtopic 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 1,304,259 Class A common stock subject to possible redemption. In connection with the Extension Amendment holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.18’ following the redemptions, the Company had 1,304,259 shares of the Company's Class A Common Stock outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. As of September 30, 2023 and December 31, 2022, there were 4,510,375 shares of Class B common stock issued and outstanding.

Only holders of Class B common stock will have the right to elect all of the Company’s directors prior to the consummation of an initial Business Combination.

Prior to the Class B Charter Amendment, the shares of Class B common stock would have automatically converted into shares of Class A common stock at the time of an initial Business Combination on a one-for-one basis, subject to adjustment. Following the Class B Charter Amendment (see Note 11), the shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an initial Business Combination on a 1:0.277 basis.

Prior to the Class B Charter Amendment, in the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of an initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock would have been adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agreed to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock would equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with an initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in an initial Business Combination and any warrants issued upon the conversion of Working Capital Loans made to the Company. Following the Class B Charter Amendment, this anti-dilution provision has been removed from the Amended and Restated Certificate of Incorporation.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

NOTE 9. INCOME TAX

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance. At September 30, 2023 and 2022, the valuation allowance was $460,410 and $82,455, respectively.

The Company's effective tax rate from continuing operations was 0.0% for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the change in fair value of warrant liabilities and non-deductible transaction costs, which are not recognized for tax purposes and the need for a valuation allowance against deferred tax assets. The Company used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2023. The Company believes that the use of the discrete method is more appropriate than the estimated effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS

The Warrants are measured at fair value on a recurring basis. Upon initial measurement as of July 30, 2021, we utilized a binomial/lattice model to value the public warrants and private placement warrants. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2021 due to the use of an observable market quote for a similar asset in an active market. As of September 30, 2023 and December 31, 2022, since both Public Warrants and Private Placement Warrants are subject to the certain make-whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used.

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. government treasury obligations	$13,669,258	$13,669,258	$—	$—
Investments held in Brokerage Account
U.S. government treasury obligations	$467,744	$467,744	$—	$—
Liabilities
Warrant liability – Public Warrants	$850,657	$850,657	$—	$—
Warrant liability – Private Placement Warrants	$755,574	$—	$755,574	$—
Derivative liability	$142,761	$—	$—	$142,761

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Liabilities
Warrant liability – Public Warrants	$451,038	$451,038	$—	$—
Warrant liability – Private Placement Warrants	$400,623	$—	$400,623	$—

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

The derivative liability is accounted for as a liability in accordance with ASC 815-40 and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the Condensed Consolidated Statements of Operations.

The Company established the initial fair value of the derivative liability on August 23, 2023, the date the Company entered into the Sponsor Debt Conversion Agreement, and revalued on September 30, 2023, using a probability analysis. The Derivative Liability is classified as Level 3 at the initial measurement date and on September 30, 2023 due to the use of unobservable inputs.

The key inputs into the probability analysis as of September 30, 2023 and August 23, 2023 in determining total value consisted of the Company stock price and the probability of the merger closing. The conversion value was then bifurcated utilizing a discounted cash flow model on the existing debt and cash flows. The Company stock price at September 30, 2023 and August 23, 2023 were $10.92 and $10.56, respectively. The probability of the merger closing used at September 30, 2023 and August 23, 2023 was 80%. The current term of the expected conversion assumed July 30, 2024 for the closing of the merger.

The following tables presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value of Derivative liability at inception on August 23, 2023	$127,097
Change in fair value of derivative liability	15,664
Fair value as of September 30, 2023	$142,761

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $924,903 and $754,570 within the statement of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,043,984 and $6,472,616 within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The gain on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the Public Warrants. The Company recorded an expense of $15,664 resulting from the increase in fair value of the derivative liability during the three and nine months ended September 30, 2023 in the unaudited condensed consolidated statements of operations.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, in Note 1 and Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Forfeiture and Redemption Agreement

On January 22, 2023, the Company received notice from the staff of The Nasdaq Stock Market LLC that it was not in compliance with the $35 million minimum Market Value of Listed Securities (“MVLS”) standard. In order to bring the Company into compliance with the MVLS standard, the Sponsor elected to convert 2,415,375 Founder Shares into 2,415,375 shares of Class A Common Stock so that the Company’s MVLS is above the $35 million minimum requirement.

In order to conform with the terms and conditions of the Merger Agreement and to maintain the same economics of the Business Combination for all Class B stockholders, on October 2, 2023, the Sponsor, the Company and SANUWAVE entered into a Forfeiture and Redemption Agreement (the “Forfeiture and Redemption Agreement”), pursuant which the Sponsor has agreed to forfeit 1,746,316 of its shares (the “Forfeited Shares”) of Class A Common Stock contingent upon and effective immediately prior to the closing of the Business Combination (the “Closing”). The Forfeiture and Redemption Agreement also provides that the Company will subsequently redeem the Forfeited Shares in exchange for no consideration contingent upon and effective immediately prior to the Closing. The Sponsor’s agreement to forfeit the Forfeited Shares pursuant to the Forfeiture and Redemption Agreement will result in the Sponsor having the number of shares of Class A Common Stock at the Closing that it would have otherwise had if it had converted all of its Founder Shares at the Closing on a 1:0.277 basis pursuant to the Class B Charter Amendment.

Class B Charter Amendment

On October 3, 2023, the Sponsor, being the holder of a majority of the Founder Shares, acting by written consent pursuant to Section 228(a) of the General Corporation Law of the State of Delaware and the Company’s bylaws, approved the Class B Charter Amendment. The Class B Charter Amendment removed the anti-dilution provision applicable to certain issuances of securities by the Company and adjusted the conversion ratio so that shares of Class B Common Stock shall be convertible into shares of Class A Common Stock on a 1:0.277 basis instead of a 1:1 basis. The Company filed the Class B Charter Amendment with the Secretary of State of the State of Delaware on October 3, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SEP Acquisition Corp. (the “Company”) formerly known as Mercury Ecommerce Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mercury Sponsor Group I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

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

On March 28, 2023, the Company received a written notice from the listing qualifications department staff of Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had 180 calendar days, or until September 25, 2023, to regain compliance with the Market Value Standard. To regain compliance with the Market Value Standard, the MVLS for the Company’s common stock was required to be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period.

On September 27, 2023, the Company received a determination letter (the “Letter”) from the Staff of Nasdaq stating that the Company had not regained compliance with the MVLS standard, since the Company’s Class A Common Stock, was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) and had not been at least $35 million for a minimum of 10 consecutive business days at any time during the 180-day grace period granted to the Company. Pursuant to the Letter, unless the Company requested a hearing to appeal this determination by 4:00 p.m. Eastern Time on October 4, 2023, the Company’s Class A Common Stock would have been delisted from The Nasdaq Capital Market, trading of the Company’s Class A Common Stock would have been suspended at the opening of business on October 6, 2023, and a Form 25-NSE would have been filed with the SEC, which would have removed the Company’s securities from listing and registration on Nasdaq. On October 3, 2023, the Company submitted a request for hearing before a Nasdaq Hearings Panel to appeal the Staff’s delisting determination, which was granted and the hearing was scheduled to occur on November 16, 2023.

On October 23, 2023, the Company received a letter from the Staff of Nasdaq notifying the Company that it has regained compliance with Nasdaq’s $35 million minimum MVLS requirement, and the Company is therefore in compliance with The Nasdaq Capital Market’s listing requirements. As a result, Nasdaq has cancelled the hearing requested by the Company to appeal the Staff’s prior delisting determination and has confirmed that the Company’s Class A common stock will continue to be listed and traded on The Nasdaq Capital Market under the symbol “SEPA.” In order to bring the Company into compliance with the MVLS standard, the Sponsor elected to convert 2,415,375 of its shares of Class B Common Stock into 2,415,375 shares of Class A Common Stock so that the Company’s MVLS exceeded the $35 million minimum requirement.

In order to conform with the terms and conditions of the Merger Agreement and to maintain the same economics of the Business Combination for all Class B stockholders, on October 2, 2023, the Sponsor, the Company and SANUWAVE entered into a Forfeiture and Redemption Agreement (the “Forfeiture and Redemption Agreement”), pursuant which the Sponsor has agreed to forfeit 1,746,316 of its shares (the “Forfeited Shares”) of Class A Common Stock contingent upon and effective immediately prior to the closing of the Business Combination (the “Closing”). The Forfeiture and Redemption Agreement also provides that the Company will subsequently redeem the Forfeited Shares in exchange for no consideration contingent upon and effective immediately prior to the Closing. The Sponsor’s agreement to forfeit the Forfeited Shares pursuant to the Forfeiture and Redemption Agreement will result in the Sponsor having the number of shares of Class A Common Stock at the Closing that it would have otherwise had if it had converted all of its Founder Shares at the Closing on a 1:0.277 basis pursuant to the Class B Charter Amendment.

SANUWAVE Merger Agreement

On August 23, 2023, the Company, a Delaware corporation (“Acquiror” or "SPAC"), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, SEP Acquisition Holdings Inc., a Nevada corporation and a wholly owned subsidiary of SEPA (“Merger Sub”), and SANUWAVE Health, Inc., a Nevada corporation (the “SANUWAVE”). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the "Merger Agreement" whereby the Merger between the Company and SANUWAVE will be effected at the effective time (the "Effective Time"). The terms of the Merger Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Merger and the other transactions contemplated hereby, are summarized below. At the Effective Time:

Pursuant to the Merger Agreement, at the closing of the Merger, the SANUWAVE Security Holders of (i) SANUWAVE Common Stock, (ii) in-the-money outstanding options to purchase SANUWAVE Common Stock, immediately prior to the Effective Time, (iii) in-the-money SANUWAVE Warrants that are outstanding and unexercised and have not been exchanged for shares of SANUWAVE Common Stock immediately prior to the Effective time, and (iv) the holders of SANUWAVE convertible promissory notes that are outstanding and unexercised and have not been exchanged for shares of SANUWAVE Common Stock immediately prior to the Effective Time, shall be entitled to receive from the Company, in aggregate, an amount equal to 7,793,000 shares of Class A Common Stock (the "Merger Consideration"), paid or reserved for issuance and payable.

Conditions to Closing

The Merger Agreement contains customary conditions to closing, including the following mutual conditions of the parties, unless waived: (i) approval of the stockholders of the Company and SANUWAVE, (ii) approvals of any required governmental authorities, (iii) no law or order preventing the Merger, (iv) the filing of certain Charter Amendments pursuant to the Merger Agreement (the "Charter Amendments"), (v) the appointment of the Company's post-closing board of directors, (vi) pursuant to the Merger Agreement, a Registration Statement having been declared effective by the SEC, (vii) approval of the Class A Common Stock of the Company for listing on NASDAQ, (vii) holders of 80% or more of SANUWAVE's convertible notes with a maturity date occurring after the date of the Closing (the "Closing Date"), measured by number of shares into which such convertible notes may be converted, agreeing to convert their convertible notes into shares of SANUWAVE Common Stock immediately prior to the Effective Time, (ix) holders of 80% or more of SANUWAVE’s warrants that would be outstanding on the Closing Date, measured by number of shares subject to all such warrants in the aggregate, agreeing to convert their warrants into shares of SANUWAVE Common Stock immediately prior to the Effective Time, and (x) the Company having, at the Closing, at least $12,000,000 in cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions) and the proceeds of any PIPE Investment.

Certain SANUWAVE Related Agreements

Voting Agreements

Simultaneously with the execution and delivery of the Merger Agreement, the Company and SANUWAVE have entered into voting agreements (collectively, the “Voting Agreements”) with certain stockholders of SANUWAVE required to approve the Transactions. Under the Voting Agreements, each SANUWAVE stockholder party thereto has agreed to vote all of such stockholder’s shares of SANUWAVE in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the SANUWAVE stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Voting Agreements, and provide a proxy to the Company to vote such SANUWAVE shares accordingly (subject to the condition that the Registration Statement has been declared effective by the SEC, provided that the covenants not to take certain actions to delay, impair or impede the Transactions as set forth in the Voting Agreements shall take effect from the date such agreements are executed). The Voting Agreements prevent transfers of the SANUWAVE shares held by the SANUWAVE stockholders party thereto between the date of the Voting Agreement and the termination of such Voting Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Sponsor Voting Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company and SANUWAVE have entered into a voting agreement (the “Sponsor Voting Agreement”) with Mercury Sponsor Group I LLC, a Delaware limited liability company (the “Sponsor”). Under the Sponsor Voting Agreement, the Sponsor has agreed to vote all of the Sponsor’s shares of the Company in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the Company stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Sponsor Voting Agreement, and provide a proxy to SANUWAVE to vote such Company shares accordingly (subject to the condition that the Registration Statement has been declared effective by the SEC, provided that the covenants not to take certain actions to delay, impair or impede the Transactions as set forth in the Sponsor Voting Agreement shall take effect from the date such agreement is executed). The Sponsor Voting Agreement prevents transfers of the Company shares held by the Sponsor between the date of the Sponsor Voting Agreement and the termination of such Sponsor Voting Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Sponsor Voting Agreement.

Voting and Non-Redemption Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company has entered into voting and non-redemption agreements (collectively, the “Voting and Non-Redemption Agreements”) with certain stockholders of the Company required to approve the Transactions. Under the Voting and Non-Redemption Agreements, each Company stockholder party thereto has agreed to vote all of such stockholder’s shares of the Company in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the the Company stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Voting and Non-Redemption Agreements, and provide a proxy to the Company to vote such shares accordingly. Under the Voting and Non-Redemption Agreements, each Company stockholder party thereto agreed to not redeem certain of such stockholder’s shares pursuant to or in connection with the Merger. In consideration for entering into and complying with the terms of the Voting and Non-Redemption Agreements, each Company stockholder will receive shares of Class A Common Stock in accordance with the formula set forth in the Voting and Non-Redemption Agreements. The Voting and Non-Redemption Agreements prevent transfers of the Company shares held by the stockholders party thereto between the date of the Voting and Non-Redemption Agreement and the Closing Date or earlier termination of the Merger Agreement or such Voting and Non-Redemption Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Voting and Non-Redemption Agreement. Pursuant to the Voting and Non-Redemption Agreements, certain Company stockholders agreed to vote an aggregate of 865,000 shares of Class A Common Stock in favor of the Merger Agreement and Transactions and agreed not to redeem an aggregate of 681,512 shares of Class A Common Stock (representing approximately $7.0 million (calculated based on the funds held in the trust account as of June 30, 2023) that the Company would have otherwise been required to pay to redeem such shares in connection with the Merger).

Lock-Up Agreement

Simultaneously with the execution and delivery of the Merger Agreement, certain stockholders of SANUWAVE each entered into a Lock-Up Agreement with the Company (collectively, the “Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, each SANUWAVE stockholder party thereto agreed not to, during the period commencing from the Closing and ending 180 days after the Closing (subject to early release if SANUWAVE consummates a liquidation, merger, share exchange or other similar transaction that results in all of the Company stockholders having the right to exchange their shares for cash, securities or other property): (i) sell, offer to sell, contract to sell, hypothecate, pledge, grant an option to purchase or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation or decrease a call equivalent position, any Company restricted securities, (ii) enter any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement).

Letter Agreement Amendment

Upon approval of certain of the Company’s stockholders and immediately prior to the Closing, certain insider stockholders of the Company and other Company stockholders will enter into an amendment to that certain Letter Agreement, dated July 27, 2021 (the “Letter Agreement”), among the Company, the Sponsor, insider stockholders and other Company stockholders (the “Letter Agreement Amendment”). Pursuant to the Letter Agreement Amendment, each Company stockholder party thereto will agree not to, until 180 days after the completion of the Company’s initial Business Combination (as defined in the Letter Agreement) (subject to early release if the Company consummates a liquidation, merger, share exchange or other similar transaction that results in all of the Company stockholders having the right to exchange their shares for cash, securities or other property): (i) sell, offer to sell, contract to sell, hypothecate, pledge, grant an option to purchase or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation or decrease a call equivalent position, any Company restricted securities, (ii) enter any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Letter Agreement).

Warrant Agreement Amendment

Upon approval of the Company’s warrant holders and immediately prior to the Closing, the Company and its warrant agent, will enter into an amendment (the “Warrant Agreement Amendment”) to that certain Warrant Agreement dated as of July 21, 2021 (the “Warrant Agreement”). Pursuant to the Warrant Agreement Amendment, (i) Public Warrants (as defined in the Warrant Agreement) are not exercisable to purchase shares of Class A Common Stock, and instead, as of immediately prior to the Effective Time, will be automatically converted into the right to receive 450,336 shares of Class A Common Stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, (ii) Private Placement Warrants (as defined in the Warrant Agreement) are not exercisable to purchase shares of Class A Common Stock and instead, as of immediately prior to the Effective Time, will be automatically converted into the right to receive 400,000 shares of Class A Common Stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, and (iii) until the Closing or earlier termination of the Merger Agreement, (A) the terms of Section 3 of the Warrant Agreement regarding any exercise of a warrant or issuance of Class A Common Stock in connection therewith will be of no force or effect and (B) the terms of Section 6 of the Warrant Agreement will be of no force or effect.

Sponsor Debt Conversion Agreement

On October 11, 2022, the Company issued the Sponsor Note to the Sponsor in the original principal amount of up to $1,000,000 (together with all accrued but unpaid interest, fees, expenses and other amounts payable under the Sponsor Note, the “Outstanding Indebtedness”). In accordance with the Merger Agreement and as a part of the PIPE Investment, the Sponsor has agreed to cancel and release the Outstanding Indebtedness in exchange for, and in consideration of, the issuance to the Sponsor by the Company of 100,000 shares of Class A Common Stock.

Class B Charter Amendment

On October 3, 2023, the Company filed the Class B Charter Amendment to remove the anti-dilution provision applicable to certain issuances of securities by the Company and to adjust the conversion ratio so that shares of Class B Common Stock are convertible into shares of Class A Common Stock on a 1:0.277 basis instead of a 1:1 basis.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below and activities related to searching for a potential business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $2,064,081, which resulted from formation and operating costs of $1,149,131, franchise tax expense of $70,000, accrued interest expense on promissory note due to related party of $26,156, change in fair value of derivative liability of $15,664, and an unrealized loss from change in the fair value of warrant liabilities of $924,903; partially offset by, unrealized gains on investments held in the Trust Account of $114,856 and earnings on trading securities of $6,917.

For the nine months ended September 30, 2023, we had net loss of $1,855,229, which resulted from formation and operating costs of $1,610,282, franchise tax expense of $154,339, losses on the change in fair value of warrant liabilities of $754,570, and interest expense on promissory note due to related party of $54,719, and change in fair value of derivative liability of $15,664; partially offset by a gain on waiver of deferred underwriting commissions by underwriter of $299,940, unrealized gains on investments held in the Trust Account of $416,661, and earnings on trading securities of $17,744. The loss on the change in fair value of warrant liabilities was due in large part to the increase in the publicly traded price of the public warrants.

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

We had granted the underwriter in our initial public offering a 45-day option to purchase up to 2,625,000 additional units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions. Simultaneously with the underwriter partially exercising the over-allotment option, our sponsor purchased an additional 162,450 private placement warrants (the "over-allotment private placement warrants") at a price of $1.00 per over-allotment private placement warrant ($162,450 in the aggregate). On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

For the nine months ended September 30, 2023, net cash used in operating activities was $905,315, which was due to our net loss of $1,855,229 as adjusted for the unrealized loss from warrant liabilities of $754,570, a gain on waiver of deferred underwriting commissions by underwriter of $299,940, unrealized gain on investments held in Trust Account of $416,661, accrued interest expense on promissory note - related party of $54,719, change in fair value of derivative liability of $15,664 and changes in working capital of $841,562.

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

For the nine months ended September 30, 2023, net cash used in investing activities was $13,252,597, which was due to purchases of U.S. government treasury obligations of $40,450,597, partially offset by proceeds from redemption of U.S. government treasury obligations of $27,198,000.

For the nine months ended September 30, 2022, net cash used in investing activities was $0, which was due to the proceeds from the redemption of U.S. government treasury obligations of $365,098,000, fully offset by the purchase of U.S. government treasury obligations of $365,098,000.

For the nine months ended September 30, 2023, net cash used by financing activities was $9,136,168, which was solely a result of payments made to redeeming stockholders.

There were no cash flows from financing activities for the nine months ended September 30, 2022.

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $518,494 and $1,343,809, held outside the Trust Account, respectively, and a working capital deficit of $1,707,317 and $9,221,425, respectively. On October 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 on or before October 11, 2024 at a 6% interest rate to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the promissory note. On December 21, 2022 and December 27, 2022 the Company borrowed an aggregate of $760,000 under the promissory note bringing the total drawdowns to $960,0000 as of December 31, 2022. The Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470, bringing the outstanding balance under the Second Promissory Note to zero as of September 30, 2023.

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5 to the unaudited condensed consolidated financial statements). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The underwriter was paid a cash underwriting discount of $0.20 per unit, or $3,608,300 in the aggregate, upon the closing of our initial public offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $6,314,525 in the aggregate will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

Promissory Note - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 30, 2021.

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

In connection with the Merger Agreement (see Note 1) entered into on August 23, 2023, the Company and its Sponsor entered into an agreement (the "Sponsor Debt Conversion Agreement" or “Convertible Promissory Note”), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the Second Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 100,000 shares of Class A Common Stock at the PIPE Investment Closing. The outstanding indebtedness of the Second Promissory Note includes its original principal amount of up to $1,000,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the Second Promissory Note. The Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date is considered substantial and require extinguishment accounting, noting pursuant to 470-20-40-7 that a conversion feature must be reasonably possible to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470, bringing the outstanding balance under the Second Promissory Note to zero at September 30, 2023. The Sponsor Debt Conversion Agreement was entered into with a related party and as a result, the Company recorded a deemed contribution resulting from debt extinguishment for $115,200 in the Condensed Consolidated Statements of Changes in Stockholders’ Deficit.

The Company evaluated the embedded feature within the Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined the embedded feature is not clearly and closely related to the debt host instrument and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations.

Management used a probability-based analysis to estimate the fair value of the derivative liability at inception. The original value of the derivative liability was recorded as a debt discount to the Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the Convertible Promissory Note. The fair value of the derivative liability at inception of the Sponsor Debt Conversion Agreement on August 23, 2023 was $127,097.

At September 30, 2023 and December 31, 2022, the fair value of the derivative liability was $142,761 and $0, respectively. The Company recorded an expense of $15,664 resulting from the increase in fair value of the derivative liability during the three and nine months ended September 30, 2023. Additionally, the Company recorded a debt discount in the amount of $127,097 during the three months ended September 30, 2023. The debt discount is being amortized to interest expense over the life of the Convertible Promissory Note. Amounts amortized to interest expense were $11,638 and $0 for the three and nine months ended September 30, 2023 and 2022, respectively. The unamortized debt discount as of September 30, 2023 was $115,459.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to material weaknesses (discussed below) in our internal control over financial reporting.

As of December 31, 2022, a material weakness existed related to the fact that we have not yet designed and maintained effective internal controls related to accounting for complex financial instruments. This material weakness continues to exist as of September 30, 2023. In addition, a material weakness related to the proper classification of purchases of trading securities by the Company in its cash flow statement was identified during the quarter ended March 31, 2023 and continues to exist as of September 30, 2023.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and apply complex accounting guidance. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, Management has enhanced our processes to correctly interpret and classify cash flow activity for unaudited condensed consolidated financial statement purposes. Our updated processes include enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex cash flow classification. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management has concluded that our unaudited condensed consolidated financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023 and the prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-274653) filed with the SEC on September 22, 2023, as amended by Amendment No. 1 filed with the SEC on November 3, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023 and the prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-274653) filed with the SEC on September 22, 2023, as amended by Amendment No. 1 filed with the SEC on November 3, 2023.

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine and the ongoing hostilities between Israel and Hamas. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 23, 2023, by and among SEP Acquisition Corp., SEP Acquisition Holdings Inc., and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 2.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on October 3, 2023)
3.5	Bylaws (incorporated by reference to Exhibit 3.3 to Mercury Ecommerce Acquisition Corp.’s Registration Statement on Form S-1, filed on March 25, 2021 (File No. 333-254726))
3.6	First Amendment to the Bylaws (Incorporated by reference to Exhibit 3.3 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
10.1	Form of Voting Agreement, dated as of August 23, 2023, by and among SEP Acquisition Corp., SANUWAVE Health, Inc., and the stockholder of SANUWAVE Health, Inc. party thereto (Incorporated by reference to Exhibit 10.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)
10.2	Sponsor Voting Agreement, dated as of August 23, 2023, by and among Mercury Sponsor Group I LLC, SEP Acquisition Corp., and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 10.2 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)
10.3	Form of Voting and Non-Redemption Agreement, dated as of August 23, 2023, by and among SEP Acquisition Corp., SANUWAVE Health, Inc., and the stockholder of SEPA party thereto (Incorporated by reference to Exhibit 10.3 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)
10.4	Form of Lock-Up Agreement, dated as of August 23, 2023, by and between SEP Acquisition Corp. and the stockholder of SANUWAVE Health, Inc. party thereto (Incorporated by reference to Exhibit 10.4 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)
10.5	Form of Amendment Number One to Letter Agreement by and among SEP Acquisition Corp., Mercury Sponsor Group I LLC, and the stockholders of SEPA party thereto (Incorporated by reference to Exhibit 10.5 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)
10.6	Form of Amendment Number One to Warrant Agreement by and between SEP Acquisition Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 10.5 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)
10.7	Sponsor Debt Conversion Agreement by and between SEP Acquisition Corp. and Mercury Sponsor Group I LLC (Incorporated by reference to Exhibit 10.14 to SEP Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-274653) filed on September 22, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEP Acquisition Corp.

Date: November 20, 2023	By:	/s/ Andrew White
Name: Andrew White
Title: Chief Executive Officer

SEP Acquisition Corp.

Date: November 20, 2023	By:	/s/ Winston Gilpin
Name: Winston Gilpin
Title: Chief Financial Officer