Form 10-K
period 2023-12-31
SEP Acquisition Corp.
filed 2024-04-12
CIK 1849902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

1

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

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on Nasdaq, was approximately $5.1 million.

As of April 5, 2024, there were 3,719,634 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,033,150 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

2

SEP ACQUISITION CORP.
TABLE OF CONTENTS

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to SEP Acquisition Corp., a blank check company incorporated on March 1, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Mercury Sponsor Group I LLC, a Delaware limited liability company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on July 30, 2021. References to “Public Shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (the “Units”). References to “public stockholders” are to the holders of our Public Shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger, dated August 23, 2023, by and between the Company, SEP Acquisition Holdings Inc. (“Merger Sub”) and SANUWAVE Health, Inc. (“SANUWAVE”), pursuant to which Merger Sub will merge with and into SANUWAVE at the closing, with SANUWAVE surviving as a wholly-owned subsidiary of the Company (the “Business Combination”);

●	the inability to consummate the Business Combination;

●	delays in obtaining or the inability to obtain any necessary regulatory approvals required to complete the Business Combination;

●	the inability to obtain or maintain the listing of the Company’s Class A common stock on a national securities exchange following the Business Combination;

●	costs related to the Business Combination;

●	changes in applicable laws or regulations;

●	the possibility that the Company or SANUWAVE may be adversely affected by other economic, business, and/or competitive factors;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account described below or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

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

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a 1:0.277 basis. Holders of founder shares may also elect to convert their shares of Class B common stock into 0.277 shares of Class A common stock at any time.

We must complete our initial business combination by July 30, 2024, which date was extended by approval of our stockholders in a special meeting held on December 20, 2022.

We are not presently engaged in, and will not engage in, any substantive commercial business until we complete the Business Combination with SANUWAVE Health, Inc. (as described below) or another target business.

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

As amended, our amended and restated certificate of incorporation provides, among other things, that:

●	if we are unable to complete our initial business combination within 36 months from the closing of the Company’s initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination;

●	although we do not intend to enter into a business combination with a target business that is affiliated with our Sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such a business combination is fair to our company from a financial point of view;

●	if a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our Public Shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

●	our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into the initial business combination;

●	if our stockholders approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our Public Shares if we do not complete our initial business combination within 36 months from the closing of the Company’s initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account, divided by the number of then issued and outstanding Public Shares; and

●	we will not complete our initial business combination with another blank check company or a similar company with nominal operations.

●	In addition, our amended and restated certificate of incorporation currently provides that under no circumstances will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination. At the special stockholder meeting held on January 29, 2024, the Company’s stockholders approved an amendment to our amended and restated certificate of incorporation to remove this net tangible asset redemption limitation.

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

In connection with the stockholder vote to approve the Business Combination, the Company’s stockholders had the right to elect to redeem all or a portion of their Class A common stock for a per share price calculated in accordance with the Company’s organizational documents. The Company’s stockholders holding 485,066 shares of Class A common stock validly elected to redeem their shares of Class A common stock at a redemption price of $10.53 per share.

Waiver of Underwriter Fee

On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the initial public offering were allocated to the separable financial instruments issued in the initial public offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the initial public offering. We incurred offering costs amounting to $15,401,418 as a result of the initial public offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the founder shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

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

Facilities

Our executive offices are located at 3737 Buffalo Speedway, Suite 1750, Houston, Texas 77098, and our telephone number is (713) 715-6820. Commencing on July 27, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative support. As of July 1, 2022, such agreement was terminated and no further expense was incurred. We consider our current office space adequate for our current operations.

Employees

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on the current stage of the business combination process.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Nasdaq Continued Listing Notifications

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

Conditions to Closing

The Merger Agreement contains customary conditions to closing, including the following mutual conditions of the parties, unless waived: (i) approval of the stockholders of the Company and SANUWAVE, (ii) approvals of any required governmental authorities, (iii) no law or order preventing the Merger, (iv) the filing of certain Charter Amendments pursuant to the Merger Agreement (the “Charter Amendments”), (v) the appointment of the Company’s post-closing board of directors, (vi) pursuant to the Merger Agreement, a Registration Statement having been declared effective by the SEC, (vii) approval of the Class A common stock of the Company for listing on NASDAQ, (vii) holders of 80% or more of SANUWAVE’s convertible notes with a maturity date occurring after the date of the Closing (the “Closing Date”), measured by number of shares into which such convertible notes may be converted, agreeing to convert their convertible notes into shares of SANUWAVE Common Stock immediately prior to the Effective Time, (ix) holders of 80% or more of SANUWAVE’s warrants that would be outstanding on the Closing Date, measured by number of shares subject to all such warrants in the aggregate, agreeing to convert their warrants into shares of SANUWAVE Common Stock immediately prior to the Effective Time, and (x) the Company having, at the Closing, at least $12,000,000 in cash and cash equivalents, including funds remaining in the Trust Account (after giving effect to the completion and payment of any redemptions) and the proceeds of any PIPE Investment.

Amendment No. 1 to the Merger Agreement

On February 27, 2024, the Company and SANUWAVE entered into that certain Amendment Number One (the “Amendment”) to the Merger Agreement. Pursuant to the Amendment, the “Outside Date” under the Merger Agreement, which is the date after which the Company or SANUWAVE, in its discretion, can elect to terminate the Merger Agreement if any of the conditions to the closing of the other party have not been satisfied or waived, has been extended from February 28, 2024 to April 30, 2024. No other changes were made to the Merger Agreement.

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

Sponsor Voting Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company and SANUWAVE have entered into a voting agreement (the “Sponsor Voting Agreement”) with our Sponsor. Under the Sponsor Voting Agreement, the Sponsor has agreed to vote all of the Sponsor’s shares of the Company in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the Company stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Sponsor Voting Agreement, and provide a proxy to SANUWAVE to vote such Company shares accordingly (subject to the condition that the Registration Statement has been declared effective by the SEC, provided that the covenants not to take certain actions to delay, impair or impede the Transactions as set forth in the Sponsor Voting Agreement shall take effect from the date such agreement is executed). The Sponsor Voting Agreement prevents transfers of the Company shares held by the Sponsor between the date of the Sponsor Voting Agreement and the termination of such Sponsor Voting Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Sponsor Voting Agreement.

Voting and Non-Redemption Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company has entered into voting and non-redemption agreements (collectively, the “Voting and Non-Redemption Agreements”) with certain stockholders of the Company required to approve the Transactions. Under the Voting and Non-Redemption Agreements, each Company stockholder party thereto has agreed to vote all of such stockholder’s shares of the Company in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the Company stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Voting and Non-Redemption Agreements, and provide a proxy to the Company to vote such shares accordingly. Under the Voting and Non-Redemption Agreements, each Company stockholder party thereto agreed to not redeem certain of such stockholder’s shares pursuant to or in connection with the Merger. In consideration for entering into and complying with the terms of the Voting and Non-Redemption Agreements, each Company stockholder will receive shares of Class A common stock in accordance with the formula set forth in the Voting and Non-Redemption Agreements. The Voting and Non-Redemption Agreements prevent transfers of the Company shares held by the stockholders party thereto between the date of the Voting and Non-Redemption Agreement and the Closing Date or earlier termination of the Merger Agreement or such Voting and Non-Redemption Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Voting and Non-Redemption Agreement. Pursuant to the Voting and Non-Redemption Agreements, certain Company stockholders agreed to vote an aggregate of 865,000 shares of Class A common stock in favor of the Merger Agreement and Transactions and agreed not to redeem an aggregate of 681,512 shares of Class A common stock.

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

Letter Agreement Amendment

Certain insider stockholders of the Company and other Company stockholders have entered into an amendment to that certain Letter Agreement, dated July 27, 2021 (the “Letter Agreement”), among the Company, the Sponsor, insider stockholders and other Company stockholders (the “Letter Agreement Amendment”). Pursuant to the Letter Agreement Amendment, the Company stockholder parties thereto agreed not to, until 180 days after the completion of the Company’s initial Business Combination (as defined in the Letter Agreement) (subject to early release if the Company consummates a liquidation, merger, share exchange or other similar transaction that results in all of the Company stockholders having the right to exchange their shares for cash, securities or other property): (i) sell, offer to sell, contract to sell, hypothecate, pledge, grant an option to purchase or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation or decrease a call equivalent position, any Company restricted securities, (ii) enter any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Letter Agreement).

Sponsor Debt Conversion Agreements

On October 11, 2022, the Company issued a revolving promissory note (the “October 2022 Revolving Promissory Note”) to the Sponsor in the original principal amount of up to $1,000,000 (together with all accrued but unpaid interest, fees, expenses and other amounts payable under the Sponsor Note, the “Outstanding Indebtedness”). In accordance with the Merger Agreement, the Sponsor has agreed to cancel and release the Outstanding Indebtedness in exchange for, and in consideration of, the issuance to the Sponsor by the Company of 100,000 shares of Class A common stock.

On December 22, 2023, the Company issued a Revolving Credit Promissory Note (the “December 2023 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $400,000 from the December 2023 Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On each of December 22, 2023, and December 23, 2023, the Company borrowed $75,000, and $75,000, respectively. On January 22, 2024, the Company drew down $100,000 against the December 2023 Revolving Promissory Note and on February 2, 2024, the Company drew down $40,000 against the December 2023 Revolving Promissory Note, bringing total principal borrowings to $290,000.

On February 12, 2024, the Company issued a Revolving Credit Promissory Note (the “February 2024 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $492,000 from the February 2024 Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On the issuance date, the Company drew down $492,000 under the February 2024 Revolving Promissory Note.

The Company and its Sponsor entered into agreements on February 22, 2024 (the “Sponsor Debt Conversion Agreements”), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the December 2023 Revolving Promissory note and the February 2024 Revolving Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of shares of Class A common stock at the Closing of the Merger on the basis of 1 share for each $10.00 of outstanding indebtedness at Closing under the Revolving Promissory Notes. On February 22, 2024, the Company and the Sponsor also entered into a Sponsor Debt Conversion Agreement to convert the outstanding interest under the October 2022 Revolving Promissory Note into shares of Class A common stock at the Closing of the Merger on the basis of 1 share for each $10.00 of outstanding interest at Closing under the October 2022 Revolving Promissory Note. The outstanding indebtedness of the Revolving Promissory Notes includes the original principal amounts that will be outstanding and determined immediately prior to the Closing, including accrued but unpaid interest, fees, expenses and other amounts payable. These Sponsor Debt Conversion Agreements are contingent and effective upon the closing of the Merger.

Class B Charter Amendment

On October 3, 2023, the Company filed the Class B Charter Amendment to remove the anti-dilution provision applicable to certain issuances of securities by the Company and to adjust the conversion ratio so that shares of Class B Common Stock are convertible into shares of Class A common stock on a 1:0.277 basis instead of a 1:1 basis.

Special Meeting of Stockholders

The Company held a special meeting of stockholders on January 29, 2024 (the “Special Stockholder Meeting”), at which holders of 5,146,501 shares of the Company’s common stock (consisting of 3,283,351 shares of Class A common stock and 1,836,150 shares of Class B common stock) were present in person or by proxy, representing 89.461% of the Company’s common stock outstanding and entitled to vote as of the record date of January 2, 2024. At the Special Stockholder Meeting, the Company’s stockholders approved:

●	an amendment (the “NTA Amendment”) to our amended and restated certificate of incorporation (the “Current Charter”), which amendment shall be effective, if adopted and implemented by the Company, prior to the consummation of the proposed Business Combination, to remove from the Current Charter the redemption limitation contained under Section 9.2(a) of the Current Charter preventing the Company from redeeming shares of Class A common stock, if it would have less than $5,000,001 of net tangible assets;

●	a proposal to approve the Merger Agreement and the transactions contemplated thereby, including the Business Combination, pursuant to which Merger Sub will merge with and into SANUWAVE, with SANUWAVE continuing as the surviving entity of the Business Combination and becoming a subsidiary of the Company;

●	a proposal to approve, in connection with the Merger Agreement, the replacement of the Current Charter with the proposed new Second Amended and Restated Certificate of Incorporation of the Company (the “Proposed Charter”), to be effective upon the filing with and acceptance by the Delaware Secretary of State pursuant to which, among other things, the name of the Company will be changed to “SANUWAVE Health, Inc.” and certain blank check provisions will be removed from the Current Charter;

●	eight separate advisory, non-binding proposals to approve certain governance provisions in the Proposed Charter;

●	a proposal to approve, for purposes of complying with Nasdaq Listing Rules 5635(a), (b) and (d), the issuance of more than 20% of the issued and outstanding shares of Class A common stock and the resulting change in control of the Company in connection with the Business Combination and transactions contemplated thereby; and

●	a proposal to approve the SANUWAVE Health, Inc. 2023 Incentive Plan, effective immediately prior to the Closing, to be used by the post-Business Combination company.

Special Meeting of Warrant Holders – Warrant Agreement Amendment

The Company also held a special meeting of warrant holders on January 29, 2024 (the “Special Warrant Holder Meeting”), at which holders of 6,395,791 of the Company’s public warrants were present in person or by proxy, representing 70.90% of the Company’s public warrants outstanding and entitled to vote as of the record date of January 2, 2024. At the Special Warrant Holder Meeting, the Company’s public warrant holders approved an amendment (the “Warrant Agreement Amendment”) to the Warrant Agreement, dated as of July 21, 2021 (the “Warrant Agreement”).

Pursuant to the Warrant Agreement Amendment, (i) public warrants are not exercisable to purchase shares of Class A common stock, and instead, as of immediately prior to the effective time of the closing of the Business Combination, will be automatically converted into the right to receive 450,336 shares of Class A common stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, (ii) private placement warrants are not exercisable to purchase shares of Class A common stock and instead, as of immediately prior to the effective time of the closing of the Business Combination, will be automatically converted into the right to receive 400,000 shares of Class A common stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, and (iii) until the closing of the Business Combination or earlier termination of the Merger Agreement, (A) the terms of Section 3 of the Warrant Agreement regarding any exercise of a warrant or issuance of Class A common stock in connection therewith will be of no force or effect and (B) the terms of Section 6 of the Warrant Agreement will be of no force or effect.

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

Risk Factor Summary

Risks Related to the Business Combination

a.	The Business Combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

b.

There can be no assurance that the shares of the Combined Company’s Class A common stock will be approved for listing on the Nasdaq, or another U.S. national securities exchange, following the Closing, or that the Combined Company will be able to comply with the continued listing rules of Nasdaq, or another U.S. national securities exchange.

c.

Our stockholders will experience immediate dilution as a consequence of the issuance of Class A common stock as consideration in the Business Combination and due to future issuances pursuant to the Incentive Plan. Having a minority share position may reduce the influence that our current stockholders have on the management of the Combined Company.

d.

The announcement of the proposed Business Combination could disrupt SANUWAVE’s relationships with its customers, suppliers, business partners and others, as well as its operating results and business generally.

e.	SANUWAVE will be subject to contractual restrictions while the Business Combination is pending.

f.	The Company and SANUWAVE will incur significant transaction and transition costs in connection with the Business Combination.

g.

If the Business Combination does not meet the expectations of investors or securities analysts, the market price of the Company’s securities (prior to the Closing), or the market price of the Combined Company’s Class A common stock after the Closing, may decline.

Risks Relating to our Consummation of, or Inability to Consummate, a Business Combination

a.	In connection with the Company’s assessment of going concern, management has determined that conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements are issued.

b.	Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023 due to material weaknesses related to accounting for complex financial instruments and proper classification of purchases of trading securities by the Company in its cash flow statement.

c.	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

d.	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

e.	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

f.	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

g.	If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), we may be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the company.

h.	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

i.	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

j.	To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine.

k.	Past performance by our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to stockholders.

l.	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Risks Relating to the Post-Business Combination Company

a.	We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

Risks Relating to our Management Team

a.	We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Risks Related to the Business Combination

The Business Combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

Unless waived by the parties to the Merger Agreement, and subject to applicable law, the consummation of the Business Combination is subject to a number of conditions set forth in the Merger Agreement. For more information about conditions to the consummation of the Business Combination, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

There can be no assurance that the shares of the Combined Company’s Class A common stock will be approved for listing on Nasdaq, or another U.S. national securities exchange, following the Closing, or that the Combined Company will be able to comply with the continued listing rules of Nasdaq, or another U.S. national securities exchange.

In connection with the Business Combination and as a condition to each party’s obligations to complete the Business Combination, the Combined Company is required to demonstrate compliance with Nasdaq’s initial listing requirements unless this condition is waived by both parties. We cannot assure you that the Combined Company will be able to meet those initial listing requirements or, if the condition is waived, qualify to list on another national securities exchange. Even if the Combined Company’s Class A common stock is approved for listing on Nasdaq or another national securities exchange, the Combined Company may not meet the continued listing requirements following the Business Combination.

Our stockholders will experience immediate dilution as a consequence of the issuance of Class A common stock as consideration in the Business Combination and due to future issuances pursuant to the Incentive Plan. Having a minority share position may reduce the influence that our current stockholders have on the management of the Combined Company.

It is anticipated that, following the Business Combination (assuming, among other things, that none of our stockholders exercise their Redemption Rights with respect to their Public Shares) (1) our current Class A stockholders are expected to own approximately 11.5% of the outstanding shares of Class A common stock of the Combined Company, (2) our current Class B stockholders are expected to own approximately 10.9% of the outstanding shares of Class A common stock of the Combined Company, (3) the SANUWAVE stockholders (without taking into account any Public Shares held by the SANUWAVE stockholders prior to the consummation of the Business Combination or the exercise by SANUWAVE stockholders of appraisal rights) are expected to collectively own approximately 69.0% of the outstanding shares of Class A common stock of the Combined Company, (4) the current holders of our Public Warrants are expected to own approximately 4.0% of the outstanding shares of Class A common stock of the Combined Company, and (5) the current holders of our Private Placement Warrants are expected to own approximately 3.5% of the outstanding shares of Class A common stock of the Combined Company.

In addition, SANUWAVE’s employees and consultants hold stock options in SANUWAVE which, after the Closing will be options convertible for Class A common stock in the Combined Company, and after the Business Combination, are expected to be granted equity awards under the Incentive Plan. Our stockholders will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of Class A common stock.

The announcement of the proposed Business Combination could disrupt SANUWAVE’s relationships with its customers, suppliers, business partners and others, as well as its operating results and business generally.

Whether or not the Business Combination and related transactions are ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the Business Combination on SANUWAVE’s business include the following:

●	its employees may experience uncertainty about their future roles, which might adversely affect the Combined Company’s ability to retain and hire key personnel and other employees;

●	customers, suppliers, business partners and other parties with which SANUWAVE maintains business relationships may experience uncertainty about its future and seek alternative relationships with third parties, seek to alter their business relationships with SANUWAVE or fail to extend an existing relationship with SANUWAVE; and

●	SANUWAVE has expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Business Combination.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact SANUWAVE and, in the future, the Combined Company’s results of operations and cash available to fund its business.

SANUWAVE will be subject to contractual restrictions while the Business Combination is pending.

The Merger Agreement restricts SANUWAVE from making certain expenditures and taking other specified actions without our consent until the Business Combination occurs. These restrictions may prevent SANUWAVE from pursuing attractive business opportunities that may arise prior to the completion of the Business Combination.

The Company and SANUWAVE will incur significant transaction and transition costs in connection with the Business Combination.

The Company and SANUWAVE have both incurred and expect to incur significant, non-recurring costs in connection with consummating the Business Combination and following the consummation of the Business Combination. The Company and SANUWAVE may also incur additional costs to retain key employees. Certain transaction costs incurred in connection with the Merger Agreement (including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses, and costs, will be paid by the Combined Company following the Closing.

If the Business Combination does not meet the expectations of investors or securities analysts, the market price of the Company’s securities (prior to the Closing), or the market price of the Combined Company’s Class A common stock after the Closing, may decline.

If the Business Combination does not meet the expectations of investors or securities analysts, the market price of our securities prior to the Closing may decline. The market values of our securities at the time of the Business Combination may vary significantly from their prices on the date the Merger Agreement was executed, or the date our stockholders voted on the Business Combination. Because the number of shares to be issued pursuant to the Merger Agreement will not be adjusted to reflect any changes in the market price of our Class A common stock, the market value of Class A common stock issued in connection with the Business Combination may be higher or lower than the values of these shares on earlier dates.

In addition, following the Business Combination, fluctuations in the price of securities of the Combined Company could contribute to the loss of all or part of your investment. The valuation ascribed to SANUWAVE in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of the securities of the Combined Company following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Combined Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Combined Company’s securities and the Combined Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Combined Company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the securities of the Combined Company after the Closing may include:

●	the Combined Company may be required to raise additional funds to finance operations and the Combined Company may not be able to do so, and/or the terms of any financings may not be advantageous to the Combined Company;

●	SANUWAVE has a history of losses, and the Combined Company may continue to incur losses and may not achieve or maintain profitability;

●	the medical device/therapeutic product industries are highly competitive and subject to rapid technological change, so if the Combined Company’s competitors are better able to develop and market products that are safer and more effective than any products the Combined Company may develop, the Combined Company’s commercial opportunities will be reduced or eliminated;

●	if the Combined Company’s products and product candidates do not gain market acceptance among physicians, patients and the medical community, the Combined Company may be unable to generate significant revenues, if any;

●	any product candidates of the Combined Company may not be developed or commercialized successfully;

●	the Combined Company may not successfully establish and maintain licensing and/or partnership arrangements for technology for non-medical uses, which could adversely affect the Combined Company’s ability to develop and commercialize non-medical technology;

●	SANUWAVE’s product component materials are only produced by a single supplier for such product component. If the Combined Company is unable to obtain product component materials and other products from SANUWAVE’s suppliers that the Combined Company will depend on for operations, or find suitable replacement suppliers, the Combined Company’s ability to deliver products to market will likely be impeded, which could have a material adverse effect on the Combined Company;

●	SANUWAVE currently sells products through distributors and partners whose sales account for the majority of revenues and accounts receivable. The Combined Company’s business and results of operations could be adversely affected by any business disruptions or credit, or other financial difficulties experienced by such distributors or partners;

●	the Combined Company faces an inherent risk of liability in the event that the use or misuse of product candidates results in personal injury or death;

●	actual or anticipated fluctuations in the Combined Company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the Combined Company may negatively impact the trading price of the Combined Company’s securities;

●	the Combined Company will be dependent on information technology and the Combined Company’s systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage;

●	the Combined Company will generate a portion of revenue internationally and the Combined Company will be subject to various risks relating to international activities which could adversely affect operating results;

●	results of Combined Company clinical trials may be insufficient to obtain regulatory approval for any new product candidates;

●	the Combined Company will be subject to extensive governmental regulation, including the requirement of FDA approval or clearance, before any new product candidates may be marketed;

●	regulatory approval of the Combined Company’s product candidates may be withdrawn at any time;

●	federal regulatory reforms may adversely affect the Combined Company’s ability to sell products profitably;

●	failure to obtain regulatory approval in foreign jurisdictions may prevent the Combined Company from marketing products abroad;

●	if the Combined Company fails to obtain an adequate level of reimbursement for approved products by third party payers, there may be no commercially viable markets for approved products, or the markets may be much smaller than expected;

●	uncertainty surrounding and future changes to healthcare law in the United States may have a material adverse effect on the Combined Company;

●	if the Combined Company fails to comply with the United States Federal Anti-Kickback Statute, False Claims Act and similar state laws, the Combined Company could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on the business and results of operations;

●	if the Combined Company fails to comply with the HIPAA Privacy, Security and Breach Notification Regulations, as such rules become applicable to the Combined Company’s business, it may increase operational costs;

●	the Combined Company will face periodic reviews and billing audits from governmental and private payors and these audits could have adverse results that may negatively impact the business;

●	product quality or performance issues may be discovered through ongoing regulation by the FDA and by comparable international agencies, as well as through the Combined Company’s internal standard quality process;

●	the use of hazardous materials in Combined Company operation may subject the Combined Company to environmental claims or liability;

●	the protection of the Combined Company’s intellectual property will be critical to the Combined Company’s success and any failure on the Combined Company’s part to adequately protect those rights could materially adversely affect the business;

●	patent applications owned by or licensed to the Combined Company may not result in issued patents, and competitors may commercialize discoveries the Combined Company attempts to patent;

●	the Combined Company’s patents may not be valid or enforceable and may be challenged by third parties;

●	issued patents and patent licenses may not provide the Combined Company with any competitive advantage or provide meaningful protection against competitors;

●	the ability to market the products the Combined Company develops is subject to the intellectual property rights of third parties;

●	changes in the market’s expectations about the Combined Company’s operating results;

●	success of competitors of the Combined Company;

●	the Combined Company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by any securities analysts that may cover the Combined Company or the industries in which the Combined Company operates in general;

●	operating and stock price performance of other companies that investors deem comparable to the Combined Company;

●	changes in laws and regulations affecting the Combined Company’s business;

●	commencement of, or involvement in, litigation involving the Combined Company;

●	changes in the Combined Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of Class A common stock available for public sale by the Combined Company;

●	any major change in the post-Closing board of directors or management of the Combined Company;

●	sales of substantial amounts of Common Stock by directors, executive officers or significant stockholders of the Combined Company, or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, pandemics, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of securities, irrespective of a company’s operating performance. The stock market has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Combined Company’s securities, may not be predictable. A loss of investor confidence in the market for the stock of other companies that investors perceive to be similar to the Combined Company could depress the Combined Company’s stock price regardless of its business, prospects, financial conditions, or results of operations. A decline in the market price of the Combined Company’s securities also could adversely affect the Combined Company’s ability to issue additional securities and to obtain additional financing in the future.

Risks Relating to our Consummation of, or Inability to Consummate, a Business Combination

In connection with the Company’s assessment of going concern, management has determined that conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements are issued.

As of December 31, 2023, we had cash held outside of the Trust Account of $16,735 and a working capital deficit of $2,402,045. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023 due to material weaknesses related to accounting for complex financial instruments and proper classification of purchases of trading securities by the Company in its cash flow statement. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

As of December 31, 2023, a material weakness existed related to the fact that we have not yet designed and maintained effective internal controls related to accounting for complex financial instruments. In addition, a material weakness related to the proper classification of purchases of trading securities by the Company in its cash flow statement was identified during the quarter ended March 31, 2023 and continues to exist as of December 31, 2023.

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

We must complete the Business Combination by July 30, 2024, which date was extended by approval of our stockholders in a special meeting held on December 20, 2022. We may not be able to complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account (less  up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share (or less in certain circumstances), and our warrants will expire worthless As of January 30, 2024, we had approximately $13.7 million in the Trust Account, which amounted to approximately $10.53 per share of Class A Common Stock subject to redemption.

Our stockholders have limited rights or interests in funds in the Trust Account. For our stockholders to liquidate their investment, therefore, they may be forced to sell their Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account either (a) because they hold Class A common stock or (b) they hold Class A common stock through Units and have elected to separate such Units into the underlying Class A common stock and public warrants prior to exercising Redemption Rights with respect to the Class A common stock, only upon (i) such stockholder’s exercise of Redemption Rights in connection with our completion of our business combination (which will be the Business Combination, should it occur), and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem or (ii) the redemption of any our Class A common stock if we are unable to complete an initial business combination within 36 months from the closing of the Company’s initial public offering by July 30, 2024, compliance with applicable law and the Current Charter may result in a delay in winding up the Company and may require us to submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, our stockholders may be forced to wait beyond July 30, 2024 before they receive funds from the Trust Account. In no other circumstances will a stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, our stockholders may be forced to sell their Class A common stock, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock, public warrants and units are listed on Nasdaq. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels.

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

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 since the completion of the initial public offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine and the ongoing hostilities between Israel and Hamas.

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

If the funds available to us outside of the Trust Account are insufficient to allow us to operate until at least July 30, 2024, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least July 30, 2024. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our consummation of an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share (or less in certain circumstances) on the liquidation of our Trust Account and our warrants will expire worthless. As of January 30, 2024, we had approximately $13.7 million in the Trust Account, which amounted to approximately $10.53 per share of Class A Common Stock subject to redemption.

If the funds available to us outside of the Trust Account are insufficient, it could limit the amount available to fund and complete our initial business combination and we have, and will continue to, depend on loans from our Sponsor or management team to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private placement warrants, only approximately $1,750,000 was available to us initially outside the Trust Account to fund our working capital requirements. We have borrowed funds from our sponsor to fund our working capital requirements. See the section entitled “Sponsor Debt Conversion Agreements” in Item 1. Business above. If we are required to seek additional capital, we would need to withdraw interest from the Trust Account and/or borrow funds from our Sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our Public Shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (other than our independent auditors), target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes as well as expenses relating to administration of the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our directors and officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders could be impacted.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in the past. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust which would reduce the per-share redemption amount received by public stockholders.

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

The SEC has issued new rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete our business combination and may constrain the circumstances under which we could complete a business combination.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the company.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. Pursuant to the Trust Agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who were seeking a return on investments in government securities or investment securities.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act.

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

The funds in the Trust Account have, since the Company’s initial public offering, been held only in U.S. government treasury obligations with maturities of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, in our discretion, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted under the trust agreement. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the company.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations, or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate and redeem the Public Shares. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the company.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial stockholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A common stock at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine.

Although our officers and directors endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we properly ascertain or assess all the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

Past performance by our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to stockholders.

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

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed and our officers and directors may have differing personal and financial interests than you, a conflict of interest may arise.

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

If the Business Combination with SANUWAVE is consummated, we will complete our initial business combination with a single target business, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

If the Business Combination with SANUWAVE is consummated, we will complete our initial business combination with a single target business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our initial stockholders own a substantial number of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Even if we conduct extensive due diligence on a target business with which we combine, including SANUWAVE, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

We may have a limited ability to assess the management of a prospective target business (including SANUWAVE) and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

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

The Letter Agreement may be amended without stockholder approval.

The Letter Agreement contains provisions relating to transfer restrictions of shares held by the Company’s initial stockholders, including the Sponsor. Pursuant to the Letter Agreement, the Company’s initial stockholders agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the Company’s initial business combination or (B) subsequent to the Company’s initial business combination, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Prior Lock-Up Period”).

The Sponsor Letter Agreement may be amended by the parties thereto, without the Company stockholder approval. Subject to approval by the parties thereto and immediately prior to the closing, the parties to the Letter Agreement have entered into an amendment to the Letter Agreement (the “Letter Agreement Amendment”) to replace the Prior Lock-Up Period with a new lock-up period. Specifically, the Letter Agreement Amendment provides that each Company stockholder party thereto will agree not to, until 180 days after the completion of the Company’s initial business combination (as defined in the Letter Agreement) (subject to early release if the Company consummates a liquidation, merger, share exchange or other similar transaction that results in all of the Company stockholders having the right to exchange their shares for cash, securities or other property): (i) sell, offer to sell, contract to sell, hypothecate, pledge, grant an option to purchase or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation or decrease a call equivalent position, any of the Company restricted securities, (ii) enter any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Letter Agreement).

While the Company does not expect the Board to approve any additional amendments to this agreement prior to the Business Combination, it may be possible that the Board, in exercising its business judgment and subject to its fiduciary duties and any restrictions under the Merger Agreement, chooses to approve one or more additional amendments to such agreement. Any such amendment may have an adverse effect on the value of an investment in SEPA’s securities or the likelihood that there will not be Public Share redemptions that could affect the ability to consummate the Business Combination.

The terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment.

The Company’s public warrants were issued in registered form under the Warrant Agreement between Continental and the Company. The Warrant Agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any other modifications or amendments. Accordingly, the Company may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. On January 29, 2024, the Warrant Agreement governing all of the Company’s warrants was amended to provide that, upon closing of the Business Combination, the then outstanding public warrants of the Company will be canceled and exchanged for the right to receive 450,336 shares of Class A common stock, and the then outstanding private placement warrants of the Company will be canceled and exchanged for the right to receive 400,000 shares of Class A common stock, as set forth in Amendment No. 1 to the Warrant Agreement. The Company’s warrant holders approved Amendment No. 1 to the Warrant Agreement at the special warrant holder meeting held on January 29, 2024.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

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

A 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into federal law. The Inflation Reduction Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations, with certain exceptions. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Because we are a Delaware corporation and our securities trade on the Nasdaq we are a “covered corporation” within the meaning of the Inflation Reduction Act and it is possible that the excise tax will apply to any redemptions of our shares, including redemptions in connection with an initial business combination, extension vote or otherwise, unless an exemption is available. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a “business combination” but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. The excise tax could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination. Consequently, the value of your investment in our securities may decrease as a result of the excise tax. In addition, the excise tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business Combination.

The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax and, on December 27, 2022, released Notice 2023-2, which provides taxpayers with interim guidance on the 1% excise tax that may be relied upon until the U.S. Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the 1% excise tax, a distribution in complete liquidation of a “covered corporation” to which Section 331 of the Code applies (so long as Section 332(a) of the Code also does not apply). Consequently, we would not expect the 1% excise tax to apply to redemptions of our shares that occur during a taxable year in which we completely liquidate under Section 331 of the Code. Nonetheless, we are not permitted to use the proceeds placed in the Trust Account and the interest earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the company pursuant to any current, pending or future rules or laws, including without limitation any excise tax imposed under the Inflation Reduction Act on any redemptions or stock buybacks by our Company.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a business combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to the Board and provide updates on our management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Item 2.	Properties.

Our executive offices are located at 3737 Buffalo Speedway, Suite 1750 Houston, TX 77098, and our telephone number is (713) 715-6820. Commencing on July 27, 2021, we have agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative support. As of July 1, 2022, such agreement was terminated and no further expense was incurred. We consider our current office space adequate for our current operations.

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

Holders

As of April 5, 2024, we had 1 holder of record of our Units, 3 holders of record of our separately traded Class A common stock and 2 holders of record of our separately traded warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds from Registered Offerings

Use of Proceeds

The registration statement for our initial public offering was declared effective on July 27, 2021. On July 30, 2021, we consummated our initial public offering of 17,500,000 Units (with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per unit, generating gross proceeds of $175,000,000.

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

References in this Annual Report to “we,” “us” or the “Company” refer to SEP Acquisition Corp. (the “Company”) formerly known as Mercury Ecommerce Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mercury Sponsor Group I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Company Developments

On December 20, 2022, the Company held a special meeting of stockholders where the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023, if the Company had executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the “Extension Proposal”). In connection with the Extension Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A common stock. Of the 18,041,500 shares of the Company’s Class A common stock outstanding, the holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.22. As a result, the Company transferred cash in the amount of $185,001,686 to the Trustee, of which $171,094,003 was designated to pay such holders who had elected to redeem their shares in connection with the Extension Proposal. As of December 31, 2022, $161,957,835 had been paid to the redeeming stockholders and $22,468,765 remained in restricted cash, $9,136,168 of which was paid subsequent to December 31, 2022 to such holders who elected to redeem their shares. Following the redemptions, the Company had 1,304,259 shares of the Company’s Class A common stock outstanding and $13,332,597 remained in the Trust Account. Refer to Note 11 in the notes to the financial statements regarding discussion of the Company's January 29, 2024 Special Stockholder Meeting (the “Special Stockholder Meeting”).

On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, including the option deferred discount above, with respect to any potential business combination of the Company. Refer to Note 6 of the notes to the financial statements regarding the Company’s waiver of the deferred underwriting fees. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

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

Refer to Note 1 for additional information of certain SANUWAVE related agreements to the Merger Agreement, and to Note 11 of the notes to the financial statements regarding the Company's amendment to the Merger Agreement in February 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2023 and for the year ended December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below and activities related to searching for a potential business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $2,354,722. Expenses incurred during the year of 2023, reflect formation and operating costs of $2,673,577 including administrative support costs of $120,000 recognized as a capital contribution, franchise tax expense of $204,339, a loss on the change in fair value of warrant liabilities of $425,829, and interest expense on promissory notes due to a related party of $98,010. Higher expenses for the year ended December 31, 2023, as compared to the prior year, were primarily due to additional costs the Company incurred for accounting and legal fees during 2023 in connection with the August 2023 SANUWAVE Merger Agreement. Expense increases were partially offset by income during the year of 2023 resulting from dividend and interest income on investments of $287,919, a realized gain on investments held in the Trust Account of $307,428, a gain resulting from the waiver of deferred underwriting commissions by underwriter of $299,940, the change in fair value of our derivative liability of $48,070, earnings on trading securities of $19,425, and income tax benefit of $84,251. A lower gain on investments held in the Trust Account balance in 2023 was due to the reduction in the Trust Balance as result of the redemption of shares of Class A common stock following the December 20, 2022 Special Meeting. The change in fair value of warrant liabilities was due to an increase in the publicly traded price of the Company’s warrants during the year.

For the year ended December 31, 2022, we had net income of $7,712,607, which resulted from gains on the change in fair value of warrant liabilities of $6,642,947 and realized gains on investments held in the Trust Account of $2,752,849; partially offset by formation and operating costs of $973,568, income tax expense of $506,603, franchise tax expense of $200,598, and interest expense on a promissory note due to related party of $2,420. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the public warrants.

Going Concern, Liquidity, and Capital Resources

On July 30, 2021, we consummated our initial public offering of 17,500,000 Units generating gross proceeds to the Company of $175,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 7,850,000 warrants to the Sponsor at a purchase price of $1.00 per warrant (the "private placement warrants"), generating gross proceeds of $7,850,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in a Trust Account (the Trust Account). If we do not complete an initial business combination within 36 months from the closing of our initial public offering (July 30, 2024), we will cease all operations except for the purpose of winding up, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

We had granted the underwriter in our initial public offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 Units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions. Simultaneously with the underwriter partially exercising the over-allotment option, our Sponsor purchased an additional 162,450 private placement warrants (the "over-allotment private placement warrants") at a price of $1.00 per over-allotment private placement warrant ($162,450 in the aggregate). On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, including the option deferred discount, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. Refer to Note 6 of the notes to the consolidated financial statements regarding the Company’s waiver of the deferred underwriting fees.

For the year ended December 31, 2023, net cash used in operating activities was $1,789,266. Our net cash used in operating activities increased, as compared to the prior year, due in large part to our net loss of $2,354,722. The net loss was adjusted for the effects of the dividend and interest income on investments of $287,919, a realized gain on investments held in the Trust Account of $307,428, gain on the waiver of deferred underwriting commissions by underwriter of $299,940, gain on change in fair value of derivative liability of $48,070. These adjustments were partially offset by a change in working capital of $864,974, the unrealized loss from warrant liabilities of $425,829, accrued interest expense on promissory notes - related party of $98,010, and the deemed contribution for administrative support – related party of $120,000. The change in working capital at year end included an increase in accounts payable and accrued expenses resulting from additional costs the Company incurred for accounting and legal fees during 2023 in connection with the August 2023 SANUWAVE Merger Agreement.

For the year ended December 31, 2022, net cash used in operating activities was $1,035,757, which was due to the change in fair value of warrant liabilities of $6,642,947, and realized gain on investments held in Trust Account of $2,752,849, partially offset by our net income of $7,712,607, and changes in working capital of $647,432.

For the year ended December 31, 2023, net cash used in investing activities was $13,060,405, which was due to purchases of treasury and other marketable securities of $40,450,597, partially offset by proceeds from redemption of treasury and other marketable securities of $27,390,192.

For the year ended December 31, 2022, net cash provided by investing activities was $185,001,687, which resulted from proceeds from redemption of U.S. government treasury obligations of $733,969,540, partially offset by purchases of U.S. government treasury obligations of $548,967,853.

For the year ended December 31, 2023, net cash used in financing activities was $8,946,168, which was primarily due to payments made to redeeming stockholders of $9,136,168, partially offset by proceeds from promissory notes - related party of $190,000.

For the year ended December 31, 2022, net cash used by financing activities was $160,995,415, which was a result of payments made to redeeming stockholders of $161,957,835, partially offset by proceeds from promissory note of $960,000 and interest expense on promissory note - related party of $2,420.

As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of $16,735 and $1,343,809, held outside the Trust Account, respectively, and a working capital deficit of $2,402,045 and $9,221,425, respectively. On October 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 on or before October 11, 2024 at a 6% interest rate to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the promissory note. On December 21, 2022 and December 27, 2022, the Company borrowed an aggregate of $760,000 under the promissory note bringing the total drawdowns to $960,000 as of December 31, 2022. On December 4, 2023, the Company borrowed the remaining $40,000 under the October 11, 2022 Note, bringing total borrowings under the Note to $40,000 for the year ended December 31, 2023. On December 22, 2023, the Company issued an unsecured revolving promissory note to the Sponsor, pursuant to which the company could borrow up to $400,000 on or before March 15, 2024 at a 12% interest rate to cover among other things, expenses related to a business combination. On December 22, 2023 and December 23, 2023, respectively, the Company borrowed $75,000 under the revolving note, bringing total borrowings under the revolving note to $150,000 for the year ended December 31, 2023. The Company’s total principal borrowings outstanding under the Promissory Notes were $190,000 and $960,000 as of December 31, 2023, and December 31, 2022, respectively.

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the consolidated financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5 to the consolidated financial statements). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The underwriter was paid a cash underwriting discount of $0.20 per unit, or $3,608,300 in the aggregate, upon the closing of our initial public offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $6,314,525 in the aggregate will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, including the option deferred discount, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. Refer to Note 6 of the notes to the consolidated financial statements regarding the Company’s waiver of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

Promissory Notes - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2023 and December 31, 2022, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 30, 2021.

On October 11, 2022, the Company issued a revolving promissory note (the “October 2022 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 from the October 2022 Revolving Promissory Note at a 6% interest rate on or before October 11, 2024 to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the October 2022 Revolving Promissory Note. Between December 21, 2022 and December 27, 2022 the Company borrowed a total of $760,000 under the October 2022 Revolving Promissory Note”), and on December 4, 2023, the Company borrowed the remaining $40,000 under the October 2022 Revolving Promissory Note, bringing total borrowings under the October 2022 Revolving Promissory Note to $40,000 for the year ended December 31, 2023, and $960,000 for the year ended December 31, 2022.

On February 12, 2024, the Company issued a Revolving Credit Promissory Note (the “February 2024 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $492,000 from the February 2024 Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On the issuance date, the Company drew down $492,000 under the February 2024 Revolving Promissory Note.

On August 23, 2023, the Company and its Sponsor entered into agreements (see Note 1) on February 22, 2024 (the "Sponsor Debt Conversion Agreements"), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the December 2023 and February 2024 Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 100,000 shares of Class A common stock in connection with the Business Combination. On February 22, 2024, the Company and the Sponsor also entered into a Sponsor Debt Conversion Agreement to convert the outstanding interest under the October 2022 Revolving Promissory Note into shares of Class A common stock at the Closing of the Merger on the basis of 1 share for each $10.00 of outstanding interest at Closing under the October 2022 Revolving Promissory Note. The outstanding indebtedness of the Second Promissory Note means its original principal amount of up to $1,000,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the Second Promissory Note. The Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date would always be considered substantial and require extinguishment accounting, noting pursuant to 470-20-40-7 that a conversion feature must be reasonably possible to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470. The Sponsor Debt Conversion Agreement is entered into with a related party and as a result will record a deemed contribution resulting from debt extinguishment for $115,200 in the consolidated statements of changes in stockholders’ deficit.

The Company evaluated the embedded feature within the Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined the embedded feature is not clearly and closely related to the debt host instrument and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the statement of operations.

Management used a scenario-based analysis to estimate the fair value of the derivative liability at inception. The original value of the derivative liability was recorded as a debt discount to the Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the Convertible Promissory Note. The fair value of the derivative liability at inception of the Sponsor Debt Conversion Agreement on August 23, 2023 was $127,097.

At December 31, 2023 and December 31, 2022, the fair value of the derivative liability was $79,027 and $0, respectively. The Company recorded a gain of $48,070 resulting from the change in fair value of the derivative liability during the year ended December 31, 2023. Additionally, the Company recorded a debt discount in the amount of $127,097 during the period. The debt discount is being amortized to interest expense over the life of the Convertible Promissory Note. Amounts amortized to interest expense were $39,814 and $0 for the year ended December 31, 2023 and 2022, respectively. The unamortized debt discount as of December 31, 2023 was $87,283.

On December 22, 2023, the Company issued a Revolving Credit Promissory Note (the “December 2023 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $400,000 from the December 2023 Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On each of December 22, 2023, and December 23, 2023, the Company borrowed $75,000, and $75,000, respectively, bringing total borrowings under the Revolving Promissory Note for the twelve months ended December 31, 2023, and December 31, 2022 to $150,000 and $0, respectively. Amounts amortized to interest expense were $419 for the year ended December 31, 2023. Refer to Note 11 of the notes to the financial statements regarding the Company's additional borrowings under this Note in February 2024.

Critical Accounting Policies

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is still evaluating the impact of this accounting guidance on its results of operations, financial position, and related disclosures.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to material weaknesses (discussed below) in our internal control over financial reporting.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective as of December 31, 2023, due to material weaknesses in our internal control over financial reporting.

As of December 31, 2023, a material weakness existed related to the fact that we have not yet designed and maintained effective internal controls related to accounting for complex financial instruments that was identified in a prior audit, and the proper classification of purchases of trading securities by the Company in its cash flow statement that was identified during the quarter ended March 31, 2023 and continues to exist as of December 31, 2023. In addition, a material weakness related to the recognition and accrual of legal expenses and the recognition of expenses under the Company’s administrative support agreement with its Sponsor was identified during the quarter ended December 31, 2023, and continues to exist as of December 31, 2023.

Remediation Plan

Management plans to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and apply complex accounting guidance. In addition, Management plans to enhance our processes to correctly interpret and classify cash flow activity, to correctly track and record legal expense and accruals in the appropriate periods, and to record administrative support expenses in the appropriate periods. Our processes once updated, will include enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications, cash flow classification, legal expenses, and administrative support expenses. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, no “director” or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
M. Blair Garrou	51	Chairman
R. Andrew White	51	President and Chief Executive Officer, and Director
Winston Gilpin	66	Chief Financial Officer and Secretary
Christy Cardenas	37	Vice President and Chief Strategy Officer
Jay Gardner	68	Director
Mia Mends	48	Director
Carolyn Rodz	44	Director

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

Christy Cardenas serves as our Vice President and Chief Strategy Officer. Ms. Cardenas is an investment professional with approximately $12 billion in transaction experience, spanning venture capital, private equity and investment banking. Ms. Cardenas has a depth of experience in structuring business models, innovative fund vehicles and financial transactions. She currently serves as Head of Research and Data at Mercury Fund. Ms. Cardenas is also a Managing Partner at Grit Ventures, an early-stage deep technology fund investing in AI, Robotics and Energy, across industry, where she is focused on logistics and supply chain infrastructure. Prior to these roles, she was a Managing Partner responsible for Investment and Research at Ecliptic Capital, an early-stage venture capital fund based in Austin, TX. Prior to her career in venture, Ms. Cardenas was an investor in large scale private equity, spending the bulk of this time with First Reserve’s energy infrastructure practice (now BlackRock). Ms. Cardenas started her career in investment banking at Citigroup, where she worked on a wide array of initial public offerings, M&A and other public company transactions. Ms. Cardenas holds two degrees from the University of Texas at Austin, including a B.B.A. in Business Honors and a Masters in Professional Accounting. Ms. Cardenas is also a CPA in the State of Texas.

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

Mia Mends serves as an independent Director. Ms. Mends is currently the Chief Executive Officer of C&W Facility Services, Inc. In this role, Ms. Mends oversees operations across the U.S., Canada and Puerto Rico, with nearly 13,000 people serving clients across a variety of industries. Prior to joining C&W Services, Ms. Mends spent a decade in senior leadership roles at Sodexo, including Global Chief Diversity, Equity & Inclusion Officer and served as Chief Administrative Officer (“CAO”) of North America. As CAO, she designed an integrated target operating model for the $10 billion business while leading the productivity and performance of 160,000 employees. She also served as CEO of Impact Ventures, which included leading SodexoMagic, a joint venture between Sodexo and Magic Johnson Enterprise. Ms. Mends also oversaw various P&L, growth and transformation initiatives for the organization, across various entities, including in Brazil. Ms. Mends serves on the board of directors for the EMERGE Fellows program and on the Business Leadership Council at Wellesley College. She is also a corporate director at H&R Block (NYSE: HRB) and Limeade Inc. (ASX: LME). Mia holds an MBA from Harvard Business School and a bachelor’s degree in economics from Wellesley College. We believe Ms. Mends is qualified to serve on our board of directors due to her extensive experience in strategy, ecommerce, marketing and operations for pre-IPO and public companies.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Jay Gardner, Mia Mends and Carolyn Rodz are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee.

Audit Committee

Jay Gardner, Mia Mends and Carolyn Rodz serve as members of our audit committee. Each of Jay Gardner, Mia Mends, and Carolyn Rodz meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act, and Carolyn Rodz serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Carolyn Rodz qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

●	We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Carolyn Rodz and Mia Mends serve as members of our compensation committee. Each of Carolyn Rodz and Mia Mends meets the independent director standard under Nasdaq listing standards, and Carolyn Rodz serves as chair of the compensation committee.

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

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination, other than the payment to our Sponsor of $10,000 per month, for up to 36 months, for office space, secretarial and administrative support and reimbursement of expenses pursuant to an administrative support agreement. As of July 1, 2022, the administrative support agreement was terminated and no further expense was incurred. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mia Mends, Carolyn Rodz and Jay Gardner. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of April 5, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The beneficial ownership of our common stock is based on 5,752,784 shares of common stock issued and outstanding as of April 5, 2024, consisting of 3,719,634 shares of Class A common stock and 2,033,150 shares of Class B common stock.

	Class A common stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned(2)		Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Officers and Directors
M. Blair Garrou	3,210,375	(3)	86.3%	1,050,000	(4)	51.6%	74.1%
R. Andrew White	2,415,375		64.9	1,050,000	(4)	51.6%	60.2%
Winston Gilpin(5)	—		—	10,000		*	*
Christy Cardenas	—		—	10,000		*	*
Jay Gardner	—		—	40,000		2.0	*
Mia Mends	—		—	40,000		2.0	*
Carolyn Rodz	—		—	40,000		2.0	*
All officers and directors as a group (8 individuals)	3,210,375		86.3%	1,190,000		58.5%	76.5%

5% Holders
Mercury Sponsor Group I LLC	2,415,375		64.9	1,050,000	(4)	51.6%	60.2%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is 3737 Buffalo Speedway, Suite 1750, Houston, TX 77098.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Mercury Houston Partners, LLC is the record holder of 130,023 shares of Class A common stock reported herein and Mercury Affiliates XI, LLC is the record holder of 664,977 shares of Class A common stock reported herein. M. Blair Garrou is the sole manager of Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC. As such, M. Blair Garrou may be deemed to have beneficial ownership of the Class A common stock held directly by each of Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC. M. Blair Garrou disclaims beneficial ownership over any securities owned by Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC in which he does not have any pecuniary interest.

(4)	Mercury Sponsor Group I LLC is the record holder of s the record holder of 2,415,375 shares of Class A common stock and 1,050,000 shares of Class B common stock. Each of M. Blair Garrou and R. Andrew White are the managers of Mercury Sponsor Group I LLC. Affiliates of M. Blair Garrou and R. Andrew White each own 50% of the economic interest of Mercury Sponsor Group I LLC. As such, each of M. Blair Garrou and R. Andrew White may be deemed to have beneficial ownership of the Class B common stock held directly by Mercury Sponsor Group I LLC. Each of M. Blair Garrou and R. Andrew White disclaim beneficial ownership over any securities owned by our Sponsor in which he does not have any pecuniary interest.

(5)	Gsqr Consulting, LLC is the record holder of the shares reported herein. Mr. Gilpin is the manager of Gsqr Consulting, LLC. As such, Mr. Gilpin may be deemed to have beneficial ownership of the Class B common stock held directly by Gsqr Consulting, LLC to the extent of his pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On March 4, 2021, our founder paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 founder shares. The outstanding founder shares included an aggregate of up to 656,250 shares of Class B Common Stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of our issued and outstanding shares after the initial public offering (assuming the Sponsor did not purchase any Public Shares in the initial public offering). The underwriter partially exercised its over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 founder shares were forfeited by the Sponsor.

A total of ten anchor investors purchased 14,402,000 Units in the initial public offering at the offering price of $10.00 per unit; seven anchor investors purchased 1,732,500 Units in the initial public offering at the offering price of $10.00 per unit, and such allocations were determined by the underwriter; one anchor investor purchased 1,400,000 units in the initial public offering at the offering price of $10.00 per unit; and two anchor investors purchased 437,500 units in the initial public offering at the offering price of $10.00 per unit. In connection with the purchase of such units, the anchor investors were not granted any stockholder or other rights in addition to those afforded to our other public stockholders. Further, the anchor investors are not required to (i) hold any units, Class A common stock or warrants they may purchase in the initial public offering or thereafter for any amount of time, (ii) vote any Class A common stock they may own at the applicable time in favor of the business combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the business combination. The anchor investors will have the same rights to the funds held in the Trust Account with respect to the Class A common stock underlying the Units they purchased in the initial public offering as the rights afforded to our other public stockholders.

Each anchor investor entered into separate investment agreements with us and the Sponsor pursuant to which each anchor investor purchased a specified number of founder shares, or an aggregate of 830,000 founder shares, from the Sponsor for $0.005 per share, or an aggregate purchase price of $4,150 at the closing of the initial public offering, subject to such anchor investor’s acquisition of 100% of the Units allocated to it by the underwriter in the initial public offering. Pursuant to the investment agreements, the anchor investors have agreed to (a) vote any founder shares held by them in favor of the business combination and (b) subject any founder shares held by them to the same lock-up restrictions as the founder shares held by the Sponsor and independent directors.

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

Promissory Notes - Related Party

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) August 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2023 and December 31, 2022, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note was repaid at the closing of the Initial Public Offering on July 30, 2021.

On October 11, 2022, the Company issued a revolving promissory note (the “October 2022 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 from the October 2022 Revolving Promissory Note at a 6% interest rate on or before October 11, 2024 to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the October 2022 Revolving Promissory Note. Between December 21, 2022 and December 27, 2022 the Company borrowed a total of $760,000 under the October 2022 Revolving Promissory Note, and on December 4, 2023, the Company borrowed the remaining $40,000 under the October 2022 Revolving Promissory Note, bringing total borrowings under the October 2022 Revolving Promissory Note to $40,000 for the year ended December 31, 2023, and $960,000 for the year ended December 31, 2022. In connection with the Merger Agreement, the Company and its Sponsor entered into an agreement (the “Sponsor Debt Conversion Agreement”), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the Second Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 100,000 shares of Class A common stock at the closing of the Business Combination.

On December 22, 2023, the Company issued a Revolving Credit Promissory Note (the “December 2023 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $400,000 from the December 2023 Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On each of December 22, 2023, and December 23, 2023, the Company borrowed $75,000, and $75,000, respectively. On January 22, 2024, the Company drew down $100,000 against the December 2023 Revolving Promissory Note and on February 2, 2024, the Company drew down $40,000 against the December 2023 Revolving Promissory Note, bringing total principal borrowings to $290,000.

On February 12, 2024, the Company issued a Revolving Credit Promissory Note (the “February 2024 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $492,000 from the February 2024 Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On the issuance date, the Company drew down $492,000 under the February 2024 Revolving Promissory Note.

The Company and its Sponsor entered into agreements on February 22, 2024 (the “Sponsor Debt Conversion Agreements”), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the December 2023 Revolving Promissory note and the February 2024 Revolving Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of shares of Class A common stock at the Closing of the Merger on the basis of 1 share for each $10.00 of outstanding indebtedness at Closing under the Revolving Promissory Notes. On February 22, 2024, the Company and the Sponsor also entered into a Sponsor Debt Conversion Agreement to convert the outstanding interest under the October 2022 Revolving Promissory Note into shares of Class A common stock at the Closing of the Merger on the basis of 1 share for each $10.00 of outstanding interest at Closing under the October 2022 Revolving Promissory Note. The outstanding indebtedness of the Revolving Promissory Notes includes the original principal amounts that will be outstanding and determined immediately prior to the Closing, including accrued but unpaid interest, fees, expenses and other amounts payable. These Sponsor Debt Conversion Agreements are contingent and effective upon the closing of the Merger.

Administrative Support Agreement

We entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. As of July 1, 2022, the administrative support agreement was terminated and no further expense was incurred.

Related Party Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us the working capital loans. If we complete a business combination, we would repay the working capital loans out of the proceeds held in the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to our private placement warrants. As of December 31, 2023, there were no working capital loans outstanding.

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

Voting and Non-Redemption Agreements

Simultaneously with the execution and delivery of the Merger Agreement, the Company has entered into voting and non-redemption agreements (collectively, the “Voting and Non-Redemption Agreements”) with certain stockholders of the Company, including Mercury Houston Partners, LLC and Mercury Affiliates XI, LLC. Under the Voting and Non-Redemption Agreements, each Company stockholder party thereto has agreed to vote all of such stockholder’s shares of the Company in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the Company stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Voting and Non-Redemption Agreements, and provide a proxy to the Company to vote such shares accordingly. Under the Voting and Non-Redemption Agreements, each Company stockholder party thereto agreed to not redeem certain of such stockholder’s shares pursuant to or in connection with the Merger. In consideration for entering into and complying with the terms of the Voting and Non-Redemption Agreements, each Company stockholder will receive shares of Class A common stock in accordance with the formula set forth in the Voting and Non-Redemption Agreements. The Voting and Non-Redemption Agreements prevent transfers of the Company shares held by the stockholders party thereto between the date of the Voting and Non-Redemption Agreement and the Closing Date or earlier termination of the Merger Agreement or such Voting and Non-Redemption Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Voting and Non-Redemption Agreement. Pursuant to the Voting and Non-Redemption Agreements, certain Company stockholders agreed to vote an aggregate of 865,000 shares of Class A common stock in favor of the Merger Agreement and Transactions and agreed not to redeem an aggregate of 681,512 shares of Class A common stock.

Letter Agreement Amendment

Certain insider stockholders of the Company and other Company stockholders have entered into an amendment to that certain Letter Agreement, dated July 27, 2021 (the “Letter Agreement”), among the Company, the Sponsor, insider stockholders and other Company stockholders (the “Letter Agreement Amendment”). Pursuant to the Letter Agreement Amendment, the Company stockholder parties thereto agreed not to, until 180 days after the completion of the Company’s initial Business Combination (as defined in the Letter Agreement) (subject to early release if the Company consummates a liquidation, merger, share exchange or other similar transaction that results in all of the Company stockholders having the right to exchange their shares for cash, securities or other property): (i) sell, offer to sell, contract to sell, hypothecate, pledge, grant an option to purchase or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation or decrease a call equivalent position, any Company restricted securities, (ii) enter any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Letter Agreement).

Forfeiture and Redemption Agreement

On October 2, 2023, the Sponsor, the Company and SANUWAVE entered into a Forfeiture and Redemption Agreement (the “Forfeiture and Redemption Agreement”), pursuant which the Sponsor has agreed to forfeit 1,746,316 of its shares (the “Forfeited Shares”) of Class A common stock contingent upon and effective immediately prior to the Closing. The Forfeiture and Redemption Agreement also provides that the Company will subsequently redeem the Forfeited Shares in exchange for no consideration contingent upon and effective immediately prior to the Closing. The Sponsor’s agreement to forfeit the Forfeited Shares pursuant to the Forfeiture and Redemption Agreement will result in the Sponsor having the number of shares of Class A common stock at the Closing that it would have otherwise had if it had converted all of its Founder Shares at the Closing on a 1:0.277 basis pursuant to the Class B Charter Amendment.

Item 14. Principal Accounting Fees and Services.

BDO USA, P.C. (“BDO”), an independent registered public accounting firm, has served as our auditor since October 4, 2021.

The following is a summary of fees paid or to be paid to BDO for services rendered.

	2023	2022
Audit fees	$323,193	$140,912
Audit related fees	—	—
Tax fees	25,046	—
All other fees	—	—
Total	$348,239	$140,912

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K, our financial statements and information regarding our Business Combination included in our Form S-4 filed in connection with the Business Combination, and other required filings with the SEC for the year ended December 31, 2023 totaled approximately $323,193.

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

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by BDO set forth above for 2022 and 2023.

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

2.2	Amendment Number One to Agreement and Plan of Merger, dated as of February 27, 2024, between the Company and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 2.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on February 28, 2023)
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on October 3, 2023)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on October 3, 2023)
3.5	Bylaws (incorporated by reference to Exhibit 3.3 to Mercury Ecommerce Acquisition Corp.’s Registration Statement on Form S-1, filed on March 25, 2021 (File No. 333-254726))
3.6	First Amendment to the Bylaws (Incorporated by reference to Exhibit 3.3 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
4.1	Warrant Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
4.2	Amendment Number One to Warrant Agreement between SEP Acquisition Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on January 30, 2024)
4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.2 to Mercury Ecommerce Acquisition Corp.’s amended Form S-1, filed on June 3, 2021 (File No. 333-254726))
4.4	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.3 to Mercury Ecommerce Acquisition Corp.’s amended Form S-1, filed on June 3, 2021 (File No. 333-254726))
4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Mercury Ecommerce Acquisition Corp.’s amended Form S-1, filed on July 12, 2021 (File No. 333-254726))
4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to Mercury Ecommerce Acquisition Corp.’s Annual Report on Form 10-K (File No. 001-40679) filed on March 8, 2022)
10.1	Letter Agreement, dated July 27, 2021, among Mercury Ecommerce Acquisition Corp., Mercury Sponsor Group I LLC and certain security holders (Incorporated by reference to Exhibit 10.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
10.2	Investment Management Trust Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)

10.3	Registration Rights Agreement, dated July 27, 2021, among Mercury Ecommerce Acquisition Corp., Mercury Sponsor Group I LLC and certain security holders (Incorporated by reference to Exhibit 10.3 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
10.4	Warrants Purchase Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp. and Mercury Sponsor Group I LLC (Incorporated by reference to Exhibit 10.4 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
10.5	Administrative Support Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp. and Mercury Sponsor Group I LLC (Incorporated by reference to Exhibit 10.5 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
10.6	Revolving Promissory Note, dated October 11, 2022, between Mercury Ecommerce Acquisition Corp. and Mercury Sponsor Group I LLC (Incorporated by reference to Exhibit 10.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on October 12, 2022)
10.7	Form of Indemnity Agreement, dated July 27, 2021, between Mercury Ecommerce Acquisition Corp and each of its directors and executive officers (Incorporated by reference to Exhibit 10.6 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)

10.8	Form of Voting Agreement, dated as of August 23, 2023, by and among SEP Acquisition Corp., SANUWAVE Health, Inc., and the stockholder of SANUWAVE Health, Inc. party thereto (Incorporated by reference to Exhibit 10.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)

10.9

Sponsor Voting Agreement, dated as of August 23, 2023, by and among Mercury Sponsor Group I LLC, SEP Acquisition Corp., and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 10.2 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)

10.10

Form of Voting and Non-Redemption Agreement, dated as of August 23, 2023, by and among SEP Acquisition Corp., SANUWAVE Health, Inc., and the stockholder of SEPA party thereto (Incorporated by reference to Exhibit 10.3 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)

10.11

Form of Lock-Up Agreement, dated as of August 23, 2023, by and between SEP Acquisition Corp. and the stockholder of SANUWAVE Health, Inc. party thereto (Incorporated by reference to Exhibit 10.4 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)

10.12

Form of Amendment Number One to Letter Agreement by and among SEP Acquisition Corp., Mercury Sponsor Group I LLC, and the stockholders of SEPA party thereto (Incorporated by reference to Exhibit 10.5 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 23, 2023)

10.13	Sponsor Debt Conversion Agreement by and between SEP Acquisition Corp. and Mercury Sponsor Group I LLC (Incorporated by reference to Exhibit 10.14 to SEP Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-274653) filed on September 22, 2023)

10.14	Forfeiture and Redemption Agreement, dated as of October 2, 2023, between the Company and the Sponsor (Incorporated by reference to Exhibit 10.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on October 3, 2023)

10.15	SANUWAVE Health, Inc. 2023 Equity Incentive Plan (Incorporated by reference to Annex E to SEP Acquisition Corp.’s proxy statement/prospectus (File No. 333-274653) filed on January 4, 2024)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Mercury E-commerce Acquisition Corp.’s Registration Statement on Form S-1 filed on June 3, 2021 (File No. 333-254726))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	SEP Acquisition Corp. Clawback Policy
101.INS*	Inline XBRL Instance Document - the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEP Acquisition Corp.

Date: April 12, 2024	By:	/s/ Andrew White
Name: Andrew White
Title: Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ M. Blair Garrou	Chairman	April 12, 2024
M. Blair Garrou
/s/ R. Andrew White	President, Chief Executive Officer and Director	April 12, 2024
R. Andrew White	(Principal Executive Officer)
/s/ Winston Gilpin	Chief Financial Officer and Secretary (Principal Finance and Accounting Officer)	April 12, 2024
Winston Gilpin
/s/ Jay Gardner	Director	April 12, 2024
Jay Gardner
/s/ Mia Mends	Director	April 12, 2024
Mia Mends
/s/ Carolyn Rodz	Director	April 12, 2024
Carolyn Rodz

SEP ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
SEP Acquisition Corp.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SEP Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient cash to sustain its operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

 We have served as the Company’s auditors since 2021.

New York, NY

April 12, 2024

SEP ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$16,735	$1,343,809
Prepaid expenses	21,000	165,398
Total current assets	37,735	1,509,207
Investments held in Trust Account	13,655,752	—
Restricted cash held with Trustee	—	22,468,765
Total Assets	$13,693,487	$23,977,972

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,204,871	$24,435
Accrued expenses	107,749	38,241
Franchise tax payable	40,000	62,765
Income tax payable	—	506,603
Promissory notes - related party	190,000	960,000
Convertible promissory note - related party, net of debt discount	757,517	—
Derivative liability	79,027	—
Accrued interest on promissory notes - related party	60,616	2,420
Stockholder redemption payable	—	9,136,168
Total current liabilities	2,439,780	10,730,632
Warrant liabilities	1,277,490	851,661
Deferred underwriting fee payable	—	6,314,525
Total Liabilities	3,717,270	17,896,818

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 1,304,259 shares at redemption value at December 31, 2023 and December 31, 2022	13,655,752	13,332,597

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; 2,415,375 and 0 shares issued and outstanding at December 31, 2023, and December 31, 2022, respectively (excluding 1,304,259 shares subject to possible redemption at December 31, 2023 and December 31, 2022)	242	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,033,150 and 4,510,375 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	203	451
Additional paid-in capital	---	—
Accumulated deficit	(3,679,980)	(7,251,894)
Total Stockholders’ Deficit	(3,679,535)	(7,251,443)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$13,693,487	$23,977,972

The accompanying notes are an integral part of these financial statements.

SEP ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Formation and operating costs	$2,673,577	$973,568
Franchise tax	204,339	200,598
Loss from operations	(2,877,916)	(1,174,166)

Other (expense) income
Interest expense on promissory notes - related party	$(98,010)	$(2,420)
Change in fair value of derivative liability	48,070	—
Earnings on trading securities	19,425	—
Realized gain on investments held in Trust Account	307,428	2,752,849
Dividend and interest income on investments held in Trust Account	287,919	—
Change in fair value of warrant liabilities	(425,829)	6,642,947
Gain on waiver of deferred underwriting commissions by underwriter	299,940	—
Total other income, net	438,943	9,393,376

Net (loss) income before income taxes	$(2,438,973)	$8,219,210
Income tax benefit (expense)	84,251	(506,603)
Net (loss) income	$(2,354,722)	$7,712,607

Weighted average shares outstanding, Class A common stock subject to possible redemption	1,304,259	17,537,090
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(3.79)	$0.38

Weighted average shares outstanding, Class A and Class B common stock	4,508,172	4,510,375
Basic and diluted net income per share, Class A and Class B common stock	$0.57	$0.25

The accompanying notes are an integral part of these financial statements.

SEP ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the year ended December 31, 2023
	Class A common stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	4,510,375	$451	$—	$(7,251,894)	$(7,251,443)
Waiver of deferred underwriting commissions by underwriter (see Note 6)	—	—	—	—	—	6,014,585	6,014,585
Deemed contribution resulting from debt extinguishment	—	—	—	—	115,200	—	115,200
Deemed contribution for administrative support – related party	-	-	-	-	120,000	-	120,000
Conversion of Class B common shares to Class A common shares	2,415,375	242	(2,415,375)	(242)	—	—	—
Forfeiture of Class B common shares pursuant to forfeiture and redemption agreement	—	—	(61,850)	(6)	—	6	—
Accretion of Class A common stock subject to redemption to redemption amount as of December 31, 2023	—	—	—	—	(235,200)	(87,955)	(323,155)
Net loss	—	—	—	—	—	(2,354,722)	(2,354,722)
Balance as of December 31, 2023	2,415,375	$242	2,033,150	$203	$-	$(3,679,980)	$(3,679,535)

	For the year ended December 31, 2022
	Class A common stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	4,510,375	$451	$—	$(12,786,739)	$(12,786,288)
Accretion of Class A common stock subject to redemption to redemption amount as of December 31, 2022	—	—	—	—	—	(2,177,762)	(2,177,762)
Net income	—	—	—	—	—	7,712,607	7,712,607
Balance as of December 31, 2022	—	$—	4,510,375	$451	$—	$(7,251,894)	$(7,251,443)

The accompanying notes are an integral part of these financial statements.

SEP ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,354,722)	$7,712,607
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized gain on investments held in Trust Account	(307,428)	(2,752,849)
Dividend and interest income on investments held in Trust Account	(287,919)	—
Accrued interest expense on promissory notes - related party	98,010	—
Change in fair value of derivative liability	(48,070)	—
Change in fair value of warrant liabilities	425,829	(6,642,947)
Gain on waiver of deferred underwriting commissions by underwriter	(299,940)	—
Deemed contribution for administrative support – related party	120,000	-
Changes in operating assets and liabilities:
Prepaid expenses	144,398	299,785
Accounts payable	1,180,436	(92,839)
Accrued expenses	69,508	38,241
Franchise tax payable	(22,765)	(104,358)
Income tax payable	(506,603)	506,603
Net cash used in operating activities	(1,789,266)	(1,035,757)

Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(40,450,597)	(548,967,853)
Proceeds from redemption of treasury and other marketable securities	27,390,192	733,969,540
Net cash (used in) provided by investing activities	(13,060,405)	185,001,687

Cash Flows from Financing Activities:
Payment to redeeming stockholders	(9,136,168)	(161,957,835)
Proceeds from promissory notes – related party	190,000	960,000
Interest expense on promissory note – related party	—	2,420
Net cash used in financing activities	(8,946,168)	(160,995,415)

Net Change in Cash, Cash Equivalents and Restricted Cash	(23,795,839)	22,970,515
Cash and Cash Equivalents and Restricted Cash – Beginning of period	23,812,574	842,059
Cash and Cash Equivalents and Restricted Cash – End of period	$16,735	$23,812,574

Non-cash investing and financing activities:
Waiver of deferred underwriting commissions by underwriter (see Note 6)	$6,014,585	$—
Deemed contribution resulting from debt extinguishment	$115,200	$—
Accretion of Class A common stock subject to redemption amount as of December 31, 2023 and 2022	$323,155	$2,177,762

Supplemental cash flow information
Cash paid for income taxes	$422,352	$304,926

The accompanying notes are an integral part of these financial statements.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity since inception to date relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 3, along with costs associated with the search for a target to enter into the Business Combination with the Company. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of realized gains from the proceeds derived from the Initial Public Offering and held in the Trust Account.

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

The Company granted the underwriter in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 Units (the “Over-Allotment Units”), generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions, which is described in Note 3. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, including the option deferred discount, which is described in Note 6.

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

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Transaction costs amounted to $15,401,418 consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150 (see Note 5).

Following the closing of the Initial Public Offering and partial exercise of the underwriter’s over-allotment option, a total of $182,219,150 from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Warrants was placed in a Trust Account (the Trust Account) and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination. Refer to Note 11 of the notes to the financial statements regarding the Company’s amended and restated certification resultant from the Company’s January 29, 2024 special meeting of stockholders (the “Special Stockholders Meeting”). Refer to Note 11 for further information regarding the Company’s Amended and Restated Certificate of Incorporation of the Company as approved at the January 29, 2024 Special Stockholder Meeting (the “Special Stockholder Meeting”).

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

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

The Company initially had 18 months, or 24 months if the Company had signed a definitive agreement with respect to an initial Business Combination within such 18-month period from the closing of the Initial Public Offering to complete a Business Combination. Following approval of the Extension Proposal (defined below), the Company has until July 30, 2024 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

On December 20, 2022, the Company held a special meeting of stockholders where the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a business combination from January 30, 2023 (or July 30, 2023, if the Company had executed a definitive agreement for a business combination by January 30, 2023) to July 30, 2024 (the “Extension Proposal”). In connection with the Extension Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A common stock. Of the 18,041,500 shares of the Company’s Class A common stock outstanding, the holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.22. As a result, the Company transferred cash in the amount of $185,001,686 to the Trustee, of which $171,094,003 was designated to pay such holders who had elected to redeem their shares in connection with the Extension Proposal. As of December 31, 2022, $161,957,835 had been paid to the redeeming stockholders and $22,468,765 remained in restricted cash, $9,136,168 of which was paid subsequent to December 31, 2022 to such holders who elected to redeem their shares. Following the redemptions, the Company had 1,304,259 shares of the Company’s Class A common stock outstanding and $13,332,597 remained in the Trust Account (i.e. approximately $10.22 per share of the Company’s Class A common stock). Refer to Note 11 for discussion of the Company’s Special Stockholder Meeting on January 29, 2024.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

On September 27, 2023, the Company received a determination letter (“the Letter”) from the Staff of Nasdaq stating that the Company has not regained compliance with the MVLS standard, since the Company’s Class A common stock, was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) and had not been at least $35 million for a minimum of 10 consecutive business days at any time during the 180-day grace period granted to the Company. As previously disclosed, the Company was initially notified by the Staff on March 28, 2023 that the minimum MVLS for the Company’s Class A common stock was below the $35 million minimum MVLS requirement for the previous 30 consecutive business days, and in accordance with the Nasdaq Listing Rules, the Company was provided 180 calendar days, or until September 25, 2023, to regain compliance with the MVLS Rule. Pursuant to the Letter, unless the Company requested a hearing to appeal this determination by 4:00 p.m. Eastern Time on October 4, 2023, the Company’s Class A common stock would be delisted from The Nasdaq Capital Market, trading of the Company’s Class A common stock would be suspended at the opening of business on October 6, 2023, and a Form 25-NSE would be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. The Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Letter received on September 27, 2023. In order to bring the Company into compliance with the MVLS standard, Mercury Sponsor Group I LLC (the “Sponsor”) converted (the “Conversion”) 2,415,375 of its shares of Class B common stock, par value $0.0001 per share, of the Company (“Class B common stock”) into 2,415,375 shares (the “Converted Shares”) of the Class A common stock, par value $0.0001 per share, of the Company (“Class A common stock”) so that the Company’s MVLS was above the $35 million minimum requirement. Following the Conversion, the Company has 1,304,259 shares of Class A common stock subject to redemption, 2,415,375 shares of Class A common stock, and 2,095,000 shares of Class B common stock outstanding as of October 3, 2023.

On October 23, 2023, the Company received a letter from the Staff of Nasdaq notifying the Company that it has regained compliance with Nasdaq’s $35 million minimum MVLS requirement, and the Company is therefore in compliance with The Nasdaq Capital Market’s listing requirements. As a result, Nasdaq has cancelled the hearing requested by the Company to appeal the Staff’s prior delisting determination and has confirmed that the Company’s Class A common stock will continue to be listed and traded on The Nasdaq Capital Market under the symbol “SEPA.” In order to bring the Company into compliance with the MVLS standard, the Sponsor converted 2,415,375 of its shares of Class B common stock into 2,415,375 shares of Class A common stock on October 3, 2023, so that the Company’s MVLS exceeded the $35 million requirement. Refer to Note 8 below for further discussion of the conversion of the Class B common stock to Class A common stock.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

SANUWAVE Merger Agreement

On August 23, 2023, the Company, a Delaware corporation (“Acquiror” or “SPAC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, SEP Acquisition Holdings Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and SANUWAVE Health, Inc., a Nevada corporation (the “SANUWAVE”). The transactions contemplated by the Merger Agreement are referred to herein as the “Merger” or the “Merger Agreement” whereby the Merger between the Company and SANUWAVE will be effected at the effective time (the “Effective Time”). The terms of the Merger Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Merger and the other transactions contemplated hereby, are summarized below.

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

Conditions to Closing

The Merger Agreement contains customary conditions to closing, including the following mutual conditions of the parties, unless waived: (i) approval of the stockholders of the Company and SANUWAVE, (ii) approvals of any required governmental authorities, (iii) no law or order preventing the Merger, (iv) the filing of certain Charter Amendments pursuant to the Merger Agreement (the “Charter Amendments”), (v) the appointment of the Company’s post-closing board of directors, (vi) pursuant to the Merger Agreement, a Registration Statement having been declared effective by the SEC, (vii) approval of the Class A common stock of the Company for listing on NASDAQ, (vii) holders of 80% or more of SANUWAVE’s convertible notes with a maturity date occurring after the date of the Closing (the “Closing Date”), measured by number of shares into which such convertible notes may be converted, agreeing to convert their convertible notes into shares of SANUWAVE Common Stock immediately prior to the Effective Time, (ix) holders of 80% or more of SANUWAVE’s warrants that would be outstanding on the Closing Date, measured by number of shares subject to all such warrants in the aggregate, agreeing to convert their warrants into shares of SANUWAVE Common Stock immediately prior to the Effective Time, and (x) the Company having, at the Closing, at least $12,000,000 in cash and cash equivalents, including funds remaining in the Trust Account (after giving effect to the completion and payment of any redemptions) and the proceeds of any Private Investment in Public Equity (“PIPE Investment”).

Refer to Note 11 of the notes to the financial statements regarding the Company’s amendment to the Merger Agreement in February 2024.

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

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

Voting and Non-Redemption Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company has entered into voting and non-redemption agreements (collectively, the “Voting and Non-Redemption Agreements”) with certain stockholders of the Company required to approve the Transactions. Under the Voting and Non-Redemption Agreements, each stockholder party thereto has agreed to vote all of such stockholder’s shares in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the Company’s stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Voting and Non-Redemption Agreements, and provide a proxy to the Company to vote such shares accordingly. Under the Voting and Non-Redemption Agreements, each Company stockholder party thereto agreed to not redeem certain of such stockholder’s shares pursuant to or in connection with the Merger. In consideration for entering into and complying with the terms of the Voting and Non-Redemption Agreements, each stockholder will receive shares of Class A common stock in accordance with the formula set forth in the Voting and Non-Redemption Agreements. The formula, rounded down to the nearest whole number, is (($10 - PIPE Price) x number of Non-redeemed securities/PIPE Price. The Voting and Non-Redemption Agreements prevent transfers of the shares held by the stockholders party thereto between the date of the Voting and Non-Redemption Agreement and the Closing Date or earlier termination of the Merger Agreement or such Voting and Non-Redemption Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Voting and Non-Redemption Agreement. Pursuant to the Voting and Non-Redemption Agreements, certain SEPA stockholders agreed to vote an aggregate of 865,000 shares of Class A common stock in favor of the Merger Agreement and Transactions and agreed not to redeem an aggregate of 681,512 shares of Class A common stock (representing approximately $7.1 million (calculated based on the funds held in the Trust Account as of December 31, 2023) that the Company would have otherwise been required to pay to redeem such shares in connection with the Merger).

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

Forfeiture and Redemption Agreement

In order to conform with the terms and conditions of the Merger Agreement and to maintain the same economics of the Business Combination for all Class B stockholders, on October 2, 2023, the Sponsor, the Company and SANUWAVE entered into a Forfeiture and Redemption Agreement (the “Forfeiture and Redemption Agreement”), pursuant which the Sponsor has agreed to forfeit 1,746,316 of its shares (the “Forfeited Shares”) of Class A common stock contingent upon and effective immediately prior to the Closing. The Forfeiture and Redemption Agreement also provides that the Company will subsequently redeem the Forfeited Shares in exchange for no consideration contingent upon and effective immediately prior to the Closing. The Sponsor’s agreement to forfeit the Forfeited Shares pursuant to the Forfeiture and Redemption Agreement will result in the Sponsor having the number of shares of Class A common stock at the Closing that it would have otherwise had if it had converted all of its Founder Shares at the Closing on a 1:0.277 basis pursuant to the Class B Charter Amendment.

On October 3, 2023, the Sponsor, being the holder of a majority of the Founder Shares, acting by written consent pursuant to Section 228(a) of the General Corporation Law of the State of Delaware and the Company’s bylaws, approved the Class B Charter Amendment. The Company filed the Class B Charter Amendment with the Secretary of State of the State of Delaware on October 3, 2023.

Going Concern Consideration

As of December 31, 2023, the Company had $16,735 in cash held outside of the Trust Account and a working capital deficit of $2,402,045. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the consolidated financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

As a result of the above, in connection with the Company’s assessment of going concern, management has determined that the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia, the war in the Middle East, and other political tensions. The conflicts are expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in interest rates and uncertainty about economic and political stability. Any of the foregoing consequences, including those the Company cannot yet predict, may cause the Company’s business, financial condition, results of operations and the price of the Company’s common stock to be adversely affected.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled operating subsidiary, SEP Acquisition Holdings Inc., which was formed in August 2023, after elimination of all intercompany transactions and balances as of December 31, 2023.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Private Placement Warrants, and Class A common stock subject to redemption, and the derivative liability at inception pursuant to the Sponsor Debt Conversion Agreement (as defined in Note 5), required management to exercise significant judgement in its estimates.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows.

	December 31, 2023	December 31, 2022
Cash	$16,735	$1,343,809
Restricted cash	—	22,468,765
Total Cash	$16,735	$23,812,574

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and December 31, 2022.

Restricted Cash Held with Trustee

In connection with the Extension Amendment, the Company transferred cash in the amount of $185,001,686 to the Trustee. The assets held with the Trustee were solely used in the payout of redeeming stockholders. Following the stockholder redemptions of $165,957,835 and the transfer of $575,086 to the operating bank account for payment of taxes, $22,468,765 remained in the account as of December 31, 2022. As of December 31, 2023 and December 31, 2022, the Company had $0 and $22,468,765 in restricted cash held with the Trustee, respectively. During the year ended December 31, 2023, of the remaining restricted cash held with the Trustee, $9,136,168 was paid to remaining redeeming stockholders and $13,332,597 was transferred back to the Trust Account.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Investments Held in Trust Account

Until July 2023, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less. In August 2023, the Company transferred the Trust Account funds into a money market account, As of December 31, 2023, the assets held in the Trust Account were held in a money market fund account. As of December 31, 2022, the assets held in the Trust Account were held in U.S. government treasury obligations with maturities of 185 days or less, which were invested in U.S. Treasury securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gains (losses) on investments held in Trust Account and realized gains (losses) on investments held in Trust Account in the accompanying the consolidated statements of operations. Dividend and interest income earned on investments in the Company’s money market account are reinvested in the money market account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. As of December 31, 2023 and December 31, 2022, 1,304,259 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit. The Company recorded an initial accretion of carrying value to redemption valuation of $25,012,764 upon consummation of the Initial Public Offering. For the period from March 1, 2021 (inception) through December 31, 2021, the Company recorded accretion of carrying value to redemption value of $29,687 due to the unrealized gain on the investments held in the Trust Account. For the year ended December 31, 2022, the Company recorded accretion of carrying value to redemption value of $2,177,762 due to the $2,752,849 of realized gain on the investments held in the Trust Account partially offset by $575,087 transferred to the operating bank account for taxes, as the holders of the Class A common stock subject to redemption have the right to redeem their shares for a pro rata portion of the amount held in the Trust Account including any pro rata gains earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. For the year ended December 31, 2023, the Company recorded accretion of carrying value to redemption value of $323,155 due to the $307,428 of realized gains on the investments held in the Trust Account and $287,919 of dividend and interest income on investments held in the Trust Account, partially offset by $272,192 transferred to the operating bank account for franchise and income taxes.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

As of December 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the consolidated financial statements is reconciled in the following table:

	Shares	Amount
Gross proceeds	18,041,500	$180,415,000
Less:
Proceeds allocated to Public Warrants	-	(8,569,713)
Issuance costs allocated to Class A common stock	-	(14,638,901)
Plus:
Class A common stock subject to possible redemption as of January 1, 2022	-	182,248,837
Accretion of carrying value to redemption value as of December 31, 2022	18,041,500	2,177,762
Stockholder redemption of 16,737,241 shares at $10.10 per share plus realized gains	(16,737,241)	(171,094,002)
Class A common stock subject to possible redemption as of December 31, 2022	1,304,259	13,332,597
Accretion of carrying value to redemption value as of December 31, 2023	-	323,155
Class A common stock subject to possible redemption as of December 31, 2023	1,304,259	$13,655,752

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

The derivative liability for the Sponsor Debt Conversion Agreement (see Note 5) is classified as a derivative in the consolidated balance sheet with changes in the fair value recognized in the consolidated statement of operations.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no related amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by the federal taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares, nor the effect of the conversion features under the Sponsor Debt Conversion Agreement to issue additional Class A common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the issuance of the common stock are contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 22% for the Class A common stock subject to possible redemption and 78% for the Class A and Class B common stock for the year ended December 31, 2023 and a ratio of 80% for the Class A common stock and 20% for the Class B common stock for the year ended December 31, 2022, reflective of the respective participation rights. The change in allocation ratios for the year ended December 31, 2023 and for the year ended December 31, 2022 are due to the redemptions of Class A common stock (see Note 1).

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net (loss) income	$(2,354,722)	$7,712,607
Accretion of Class A common stock to redemption amount	(323,155)	(2,177,762)
Gain on waiver of deferred underwriting commissions by underwriter	6,014,585	—
Net income including accretion of temporary equity to redemption value and gain on waiver of deferred underwriting commissions by underwriter	$3,336,708	$5,534,845

	For the year ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Net income including accretion of temporary equity to redemption value and gain on waiver of deferred underwriting commissions by underwriter	$748,728	$2,587,980	$4,402,550	$1,132,295
Accretion of Class A common stock to redemption amount	323,155	—	2,177,762	—
Gain on waiver of deferred underwriting commissions by underwriter	(6,014,585)	—	—	—
Net (loss) income	$(4,942,702)	$2,587,980	$6,580,312	$1,132,295
Denominator:
Weighted Average Common Stock	1,304,259	4,508,172	17,537,090	4,510,375
Basic and diluted net (loss) income per common share	$(3.79)	$0.57	$0.38	$0.25

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

As of December 31, 2023 and December 31, 2022, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is still evaluating the impact of this accounting guidance on its results of operations, financial position, and related disclosures.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The Company had granted the underwriter in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 Over-Allotment Units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, including the option deferred discount above, with respect to any potential business combination of the Company. Refer to Note 6 of the notes to the financial statements regarding the Company’s waiver of the deferred underwriting fees.

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

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

Promissory Notes - Related Party

On October 11, 2022, the Company issued an unsecured Second Promissory Note (the “Second Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 from the Second Promissory Note at a 6% interest rate on or before October 11, 2024 to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the Second Promissory Note. Between December 21, 2022 and December 27, 2022 the Company borrowed a total of $760,000 under the Second Promissory Note bringing the total drawdowns to $40,000 and $960,000 as of December 31, 2023, and December 31, 2022, respectively. (see discussions below related to the Sponsor Debt Conversion Agreement)

In connection with the Merger Agreement (see Note 1) entered into on August 23, 2023, the Company and its Sponsor entered into an agreement (the “Sponsor Debt Conversion Agreement” or “Convertible Promissory Note”), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the Second Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 100,000 shares of Class A common stock in connection with the closing of the Business Combination. The outstanding indebtedness of the Second Promissory Note includes its original principal amount of up to $1,000,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the Second Promissory Note. The Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date is considered substantial and require extinguishment accounting, noting pursuant to 470-20-40-7 that a conversion feature must be reasonably possible to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470, bringing the outstanding balance under the Second Promissory Note to $40,000 at December 31, 2023. The Sponsor Debt Conversion Agreement was entered into with a related party and as a result, the Company recorded a deemed contribution resulting from debt extinguishment for $115,200 in the consolidated statements of changes in stockholders’ deficit.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The Company evaluated the embedded feature within the Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined the embedded feature is not clearly and closely related to the debt host instrument and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations.

Management used a scenario-based analysis to estimate the fair value of the derivative liability at inception. The original value of the derivative liability was recorded as a debt discount to the Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the Convertible Promissory Note. The fair value of the derivative liability at inception of the Sponsor Debt Conversion Agreement on August 23, 2023 was $127,097.

At December 31, 2023 and December 31, 2022, the fair value of the convertible promissory note - related party was $757,517 and $0, and the fair value of the derivative liability was $79,027 and $0, respectively. The Company recorded income of $48,070 resulting from the change in fair value of the derivative liability during the year ended December 31, 2023. Additionally, the Company recorded a debt discount in the amount of $127,097 during the year ended December 31, 2023. The debt discount is being amortized to interest expense over the life of the Convertible Promissory Note. Amounts amortized to interest expense were $39,814 for the year ended December 31, 2023. The unamortized debt discount as of December 31, 2023 was $87,283.

On December 22, 2023, the Company issued a Revolving Credit Promissory Note (the “December 2023 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $400,000 from the December 2023 Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to the Business Combination. On each of December 22, 2023, and December 23, 2023, the Company borrowed $75,000, and $75,000, respectively, bringing total borrowings under the Revolving Promissory Note for the twelve months ended December 31, 2023 to $150,000. Amounts amortized to interest expense were $419 for the year ended December 31, 2023. Refer to Note 11 of the notes to the financial statements regarding the Company’s additional borrowings under this Note in February 2024.

The Company’s total principal borrowings outstanding under the Promissory Notes were $190,000 and $960,000 as of December 31, 2023, and December 31, 2022, respectively.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. As of July 1, 2022, the administrative support agreement was terminated and no further expense was incurred. For the year ended December 31, 2023, the Company incurred expenses of $120,000 under this agreement and is included as a deemed capital contribution within the accompanying consolidated statement of changes in stockholders’ deficit. For the year ended December 31, 2022, the Company incurred expenses of $60,000 under this agreement and is included within formation and operating costs on the accompanying consolidated statements of operations.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and December 31, 2022, there were no working capital loans outstanding.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

Underwriting Agreement

The Company had granted the underwriter in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 Over-Allotment Units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, including the option deferred discount above, with respect to any potential business combination of the Company.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,608,300 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $6,314,525 in the aggregate will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

As of December 31, 2023, there were 9,020,742 Public Warrants and 8,012,450 Private Placement Warrants outstanding. As of December 31, 2022, there were 9,020,750 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 2,415,375, and 0 shares of Class A common stock issued and outstanding, excluding 1,304,259 Class A common stock subject to possible redemption, respectively. In connection with the Extension Amendment holders of 16,737,241 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.18, following the redemptions, the Company had 1,304,259 shares of the Company’s Class A common stock outstanding as of December 31, 2022. In connection with the conversion of Class B common stock to Class A common stock, the additional 2,415,375 shares were accounted for as Class A common stock outstanding as of December 31, 2023.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. On December 18, 2023, 61,850 shares of Class B common stock were forfeited in exchange for no consideration, by a SEPA Class B Stockholder pursuant to a forfeiture and redemption agreement entered into on December 18, 2023, in connection with the liquidation of such stockholder. As of December 31, 2023 and December 31, 2022, there were 2,033,150 and 4,510,375 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Start-up costs	$525,341	$344,957
Net operating loss carryforwards	56,061	—
Total deferred tax assets	581,402	344,957
Valuation allowance	(456,379)	(344,957)
Deferred tax liabilities:
Unrealized gain on investments	(125,023)	—
Total deferred tax liabilities	(125,023)	—
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the period from December 31, 2023 and December 31, 2022 consists of the following:

	December 31, 2023	December 31, 2022
Federal
Current	$(84,251)	$506,603
Deferred	(111,422)	(175,587)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	111,422	175,587
Income tax provision	$(84,251)	$506,603

As of December 31, 2023 and December 31, 2022, the Company has available U.S. federal operating loss carry forwards of approximately $266,957 and $0 that may be carried forward indefinitely, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance. At December 31, 2023 and 2022, the valuation allowance was $456,379 and $344,957, respectively.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Prior year adjustment	0.8%	—%
Gain on waiver of deferred underwriting commissions by underwriter	2.6%	—%
Change in fair value of derivative warrant liabilities	(3.3)%	(17.0)%
Non-deductible transaction costs	(13.2)%	0.0%
Change in valuation allowance	(4.6)%	2.1%
Income tax provision	3.5%	6.1%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

As of December 31, 2023 and December 31, 2022, since both Public Warrants and Private Placement Warrants are subject to the certain make whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used.

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
Money market funds	$13,655,752	$13,655,752	$—	$—
Liabilities
Warrant liability – Public Warrants	$676,556	$676,556	$—	$—
Warrant liability – Private Placement Warrants	$600,934	$—	$600,934	$—
Derivative liability	$79,027	$—	$—	$79,027

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Liabilities
Warrant liability – Public Warrants	$451,038	$451,038	$—	$—
Warrant liability – Private Placement Warrants	$400,623	$—	$400,623	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the years ended December 31, 2023 and December 31, 2022.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

The derivative liability is accounted for as a liability in accordance with ASC 815-40 and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the consolidated statements of operations.

The key inputs to the probability analysis as of December 31, 2023 and August 23, 2023 in determining total value consisted of the Company stock price and probability of the merger closing. The conversion value was then bifurcated utilizing a discounted cash flow model on the existing debt and cash flows. The Company stock price at December 31, 2023 and August 23, 2023 were $10.57 and $10.56, respectively. The probability of the merger closing used at December 31, 2023 and August 23, 2023 was 80%. The current term of the expected conversion assumed July 30, 2024 for closing of the merger.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value of derivative liability at inception on August 23, 2023	$127,097
Change in fair value of derivative liability	15,664
Fair value as of September 30, 2023	$142,761
Change in fair value of derivative liability	(63,734)
Fair value as of December 31, 2023	$79,027

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $425,829 within the consolidated statements of operations for the year ended December 31, 2023. The Company recognized a gain in connection with changes in the fair value of $48,070 derivative liabilities within the consolidated statements of operations for the year ended December 31, 2023. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $6,642,947 within the statements of operations for the year ended December 31, 2022. The loss on the change in fair value of warrant liabilities was due in large part to the increase in the public traded price of the Public Warrants.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, in Note 1 and Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 22, 2024, the Company drew down $100,000 against the December 2023 Revolving Promissory Note and on February 2, 2024, the Company drew down $40,000 against the December 2023 Revolving Promissory Note, bringing total principal borrowings to $290,000.

On January 29, 2024, the Company held a special meeting of its stockholders ( the “Special Stockholder Meeting”) and a special meeting of its warrant holders (the “Special Warrant Holders Meeting”).

At the Special Stockholder Meeting, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 27, 2021, as amended on December 20, 2022 and October 3, 2023 (the “Current Charter”), which amendment will be effective, if implemented by the Company, prior to the consummation of the proposed Business Combination, to remove from its Current Charter the redemption limitation therein preventing the Company from redeeming shares of Class A common stock if it would have less than $5,000,001 of net tangible assets. In connection with the stockholder vote at the Special Stockholder Meeting, the Company’s stockholders had the right to elect to redeem all or a portion of their Class A common stock for a per share price calculated in accordance with the Company’s organizational documents. At the Special Stockholder Meeting, the Company’s stockholders holding 485,066 shares of Class A common stock validly elected to redeem their shares of Class A common stock for a pro rata portion of the funds in the Trust Account at a per share redemption price of $10.53 to be redeemed in connection with the Business Combination.

SEP ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

At the Special Warrant Holders Meeting the warrant agreement (the “Warrant Agreement”) governing all of the Company’s warrants, including the Sponsor warrants, was amended to provide that, upon closing of the Business Combination, the then outstanding public warrants of the Company will be canceled and exchanged for the right to receive 450,336 shares of Class A common stock, and the then outstanding private placement warrants of the Company will be canceled and exchanged for the right to receive 400,000 shares of Class A common stock, as set forth in Amendment No. 1 to the Warrant Agreement. The Company’s warrant holders approved Amendment No. 1 to the Warrant Agreement at the Special Warrant Holder Meeting.

On February 12, 2024, the Company issued a Revolving Credit Promissory Note (the “February 2024 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $492,000 from the February 2024 Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On the issuance date, the Company drew down $492,000 under the February 2024 Revolving Promissory Note.

In connection with the Merger Agreement (see Note 1) entered into on August 23, 2023, the Company and its Sponsor entered into agreements on February 22, 2024 (the “Sponsor Debt Conversion Agreements”), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the December 2023 Revolving Promissory note and the February 2024 Revolving Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of shares of Class A common stock at the Closing of the Merger on the basis of 1 share for each $10.00 of outstanding indebtedness (the “Outstanding Indebtedness”) at Closing under the Revolving Promissory Notes. On February 22, 2024, the Company and the Sponsor also entered into a Sponsor Debt Conversion Agreement to convert the outstanding interest under the October 2022 Revolving Promissory Note into shares of Class A common stock at the Closing of the Merger on the basis of 1 share for each $10.00 of outstanding interest at Closing under the October 2022 Revolving Promissory Note. The outstanding indebtedness of the Revolving Promissory Notes includes the original principal amounts that will be outstanding and determined immediately prior to the Closing, including accrued but unpaid interest, fees, expenses and other amounts payable. These Sponsor Debt Conversion Agreements are contingent and effective upon the closing of the Merger.

On February 27, 2024, the Company and SANUWAVE entered into that certain Amendment Number One (the “Amendment”) to the Merger Agreement dated August 23, 2023. Pursuant to the Amendment, the “Outside Date” under the Merger Agreement, which is the date after which the Company or SANUWAVE, in its discretion, can elect to terminate the Merger Agreement if any of the conditions to the closing of the other party have not been satisfied or waived, has been extended from February 28, 2024 to April 30, 2024. No other changes were made to the Merger Agreement.