Form 10-Q
period 2024-03-31
SEP Acquisition Corp.
filed 2024-05-20
CIK 1849902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 3,719,634 shares of the registrant’s Class A common stock, par value $0.0001 per share (including those shares held as a constituent part of the registrant’s units), and 2,033,150 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

SEP ACQUISITION CORP.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash	$122,231	$16,735
Restricted cash held with Trustee for shareholder redemption payable	4,966,717	—
Prepaid expenses	116,451	21,000
Total current assets	5,205,399	37,735
Investments held in Trust Account	—	13,655,752
Restricted cash held with Trustee	8,771,580	—
Total Assets	$13,976,979	$13,693,487

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,919,993	$1,204,871
Accrued expenses	23,355	107,749
Franchise tax payable	37,270	40,000
Income tax payable	45,873	—
Promissory notes - related party	—	190,000
Convertible promissory notes - related parties, net of debt discount	1,652,854	757,517
Derivative liabilities	322,635	79,027
Accrued interest on promissory notes - related party	90,982	60,616
Stockholders redemption payable	4,966,717	—
Total current liabilities	9,059,679	2,439,780
Warrant liabilities	2,895,643	1,277,490
Total Liabilities	11,955,322	3,717,270

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 1,304,259 shares at redemption value at March 31, 2024 and December 31, 2023	8,749,937	13,655,752

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 150,000,000 shares authorized; 2,415,375 shares issued and outstanding at March 31, 2024 and December 31, 2023 (excluding 1,304,259 shares subject to possible redemption at March 31, 2024 and December 31, 2023)	242	242
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,033,150 shares issued and outstanding at March 31, 2024 and December 31, 2023	203	203
Additional paid-in capital	—	—
Accumulated deficit	(6,728,725)	(3,679,980)
Total Stockholders' Deficit	(6,728,280)	(3,679,535)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS' DEFICIT	$13,976,979	$13,693,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Formation and operating costs	$1,173,007	$246,748
Franchise tax	37,320	43,300
Loss from operations	(1,210,327)	(290,048)

Other (expense) income
Interest expense on promissory notes - related party	$(245,365)	$(14,202)
Change in fair value of derivative liabilities	(97,080)	—
Earnings on trading securities	—	1,761
Dividend and interest income on investments held in Trust Account	172,738	141,323
Change in fair value of warrant liabilities	(1,618,153)	170,333
Total other (expense) income, net	(1,787,860)	299,215

Net (loss) income before income taxes	$(2,998,187)	$9,167
Income tax benefit (expense)	(45,873)	—
Net (loss) income	$(3,044,060)	$9,167

Weighted average shares outstanding, Class A common stock subject to possible redemption	1,304,259	1,304,259
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.49)	$0.09

Weighted average shares outstanding, Class A and Class B common stock	4,448,525	4,510,375
Basic and diluted net loss per share, Class A and Class B common stock	$(0.54)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the three months ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	2,415,375	$242	2,033,150	$203	$—	$(3,679,980)	$(3,679,535)
Deemed contribution resulting from debt extinguishments	—	—	—	—	26,217	—	26,217
Deemed contribution for administrative support	—	—	—	—	30,000	—	30,000
Accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2024	—	—	—	—	(56,217)	(4,685)	(60,902)
Net loss	—	—	—	—	—	(3,044,060)	(3,044,060)
Balance as of March 31, 2024	2,415,375	$242	2,033,150	$203	$—	$(6,728,725)	$(6,728,280)

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

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

SEP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Cash Flows from Operating Activities:	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net (loss) income	$(3,044,060)	$9,167
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	—	(141,323)
Accrued interest income earned on trading securities	—	(1,761)
Accrued interest expense on promissory notes - related party	276,448	14,202
Change in fair value of derivative liabilities	97,080	—
Change in fair value of warrant liabilities	1,618,153	(170,333)
Deemed contribution for administrative support - related party	30,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(95,451)	19,636
Accounts payable	715,122	36,332
Accrued expenses	(84,394)	—
Franchise tax payable	(2,730)	(23,804)
Income tax payable	45,873	—
Purchases of trading securities	—	(401,551)
Net cash used in operating activities	(443,959)	(659,435)

Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(121,687)	(13,332,597)
Proceeds from redemption of treasury and other marketable securities	13,777,439	—
Net cash provided by (used in) investing activities	13,655,752	(13,332,597)

Cash Flows from Financing Activities:
Payment to redeeming stockholders	—	(9,136,168)
Proceeds from promissory notes - related party	632,000	—
Net cash provided by (used in) financing activities	632,000	(9,136,168)

Net Change in Cash and Restricted Cash	13,843,793	(23,128,200)
Cash and Restricted Cash - Beginning of period	16,735	23,812,574
Cash and Restricted Cash - End of period	$13,860,528	$684,374

Reconciliation of Cash and Restricted Cash - end of period
Cash	122,231	684,374
Restricted cash held with Trustee	13,738,297	—
Cash and Restricted Cash - End of period	$13,860,528	$684,374

Non-cash investing and financing activities:
Deemed contribution resulting from debt extinguishments	$26,217	$—
Accretion of Class A common stock subject to redemption amount	$60,902	$141,323
Stockholder redemption payable	$4,966,717	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity since inception to date relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 3, along with costs associated with the search for a target to enter into the Business Combination with the Company. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of realized gains from the proceeds derived from the Initial Public Offering and held in the Trust Account.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

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

On January 29, 2024, the Company held a special meeting of its stockholders (the “Special Stockholder Meeting”) and a special meeting of its warrant holders (the “Special Warrant Holders Meeting”). At the Special Stockholder Meeting, the Company’s stockholders approved, among other things, (i) an amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 27, 2021, as amended on December 20, 2022 and October 3, 2023 (the “Current Charter”), which amendment will be effective, if implemented by the Company, prior to the consummation of the proposed Business Combination with SANUWAVE, to remove from its current charter (the “Current Charter”) the redemption limitation therein preventing the Company from redeeming shares of Class A common stock if it would have less than $5,000,001 of net tangible assets and (ii) the Merger Agreement (defined below) and the transactions contemplated thereby, including the Business Combination with SANUWAVE. In connection with the stockholder vote at the Special Stockholder Meeting, the Company’s stockholders had the right to elect to redeem all or a portion of their Class A common stock for a per share price calculated in accordance with the Company’s organizational documents. At the Special Stockholder Meeting, the Company’s stockholders holding 495,067 shares of Class A common stock elected to redeem their shares of Class A common stock for a pro rata portion of the funds in the Trust Account at a per share redemption price of $10.53 to be redeemed in connection with the Business Combination. Subsequent to the Special Stockholder Meeting, certain stockholders reversed their redemption requests, resulting in stockholders holding 474,376 shares of Class A common stock electing to redeem in connection with the Business Combination. These stockholders elected to redeem their shares at a per share redemption price of approximately $10.47 per share and a s a result, the Company reclassified restricted cash in the amount of $4,966,717 to restricted cash held with the Trustee for the shareholder redemption payable to pay such holders who had elected to redeem their shares in connection with the Business Combination. As of March 31, 2024 $0 had been paid. As the redemption had not been paid as of March 31, 2024, the Company had 1,304,259 shares of the Company’s Class A Common Stock outstanding and $13,738,297 held in total as restricted cash with the Trustee (i.e. approximately $10.53 per share of the Company’s Class A Common Stock).

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

In order to protect the amounts in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party (including such target business) that executed a waiver of any and all rights to the monies held in the Trust Account (whether any such waiver is enforceable) and except as to any claims under the Company’s indemnity or contribution of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

March 31, 2024

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

Conditions to Closing

The Merger Agreement contains customary conditions to closing, including the following mutual conditions of the parties, unless waived: (i) approval of the stockholders of the Company and SANUWAVE, (ii) approvals of any required governmental authorities, (iii) no law or order preventing the Merger, (iv) the filing of certain Charter Amendments pursuant to the Merger Agreement (the "Charter Amendments"), (v) the appointment of the Company's post-closing board of directors, (vi) pursuant to the Merger Agreement, a Registration Statement having been declared effective by the SEC, (vii) approval of the Class A common stock of the Company for listing on NASDAQ, (vii) holders of 80% or more of SANUWAVE's convertible notes with a maturity date occurring after the date of the Closing (the "Closing Date"), measured by number of shares into which such convertible notes may be converted, agreeing to convert their convertible notes into shares of SANUWAVE Common Stock immediately prior to the Effective Time, (ix) holders of 80% or more of SANUWAVE’s warrants that would be outstanding on the Closing Date, measured by number of shares subject to all such warrants in the aggregate, agreeing to convert their warrants into shares of SANUWAVE Common Stock immediately prior to the Effective Time, and (x) the Company having, at the Closing, at least $12,000,000 in cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions) and the proceeds of any Private Investment in Public Equity ("PIPE Investment").

On February 27, 2024, the Company and SANUWAVE entered into that certain Amendment Number One (the “Amendment”) to the Merger Agreement dated August 23, 2023. Pursuant to the Amendment, the “Outside Date” under the Merger Agreement, which is the date after which the Company or SANUWAVE, in its discretion, can elect to terminate the Merger Agreement if any of the conditions to the closing of the other party have not been satisfied or waived, has been extended from February 28, 2024 to April 30, 2024. No other changes were made to the Merger Agreement. Refer to Note 11 regarding the second amendment to the business combination entered into on April 25, 2024.

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

March 31, 2024

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

Voting and Non-Redemption Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company has entered into voting and non-redemption agreements (collectively, the “Voting and Non-Redemption Agreements”) with certain stockholders of the Company required to approve the Transactions. Under the Voting and Non-Redemption Agreements, each stockholder party thereto has agreed to vote all of such stockholder’s shares in favor of the Merger Agreement and the Transactions and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transactions and the other matters to be submitted to the Company's stockholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Voting and Non-Redemption Agreements, and provide a proxy to the Company to vote such shares accordingly. Under the Voting and Non-Redemption Agreements, each Company stockholder party thereto agreed to not redeem certain of such stockholder’s shares pursuant to or in connection with the Merger. In consideration for entering into and complying with the terms of the Voting and Non-Redemption Agreements, each stockholder will receive shares of Class A common stock in accordance with the formula set forth in the Voting and Non-Redemption Agreements. The formula, rounded down to the nearest whole number, is (($10 - PIPE Price) x number of Non-redeemed securities/PIPE Price. The Voting and Non-Redemption Agreements prevent transfers of the shares held by the stockholders party thereto between the date of the Voting and Non-Redemption Agreement and the Closing Date or earlier termination of the Merger Agreement or such Voting and Non-Redemption Agreement, except for certain permitted transfers where the recipient also agrees to comply with the Voting and Non-Redemption Agreement. Pursuant to the Voting and Non-Redemption Agreements, certain SEPA stockholders agreed to vote an aggregate of 865,000 shares of Class A common stock in favor of the Merger Agreement and Transactions and agreed not to redeem an aggregate of 681,512 shares of Class A common stock (representing approximately $7.2 million (calculated based on the funds held in the trust account as of March 31, 2024) that the Company would have otherwise been required to pay to redeem such shares in connection with the Merger).

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Letter Agreement Amendment

Certain insider stockholders of the Company and other Company stockholders have entered into an amendment to that certain Letter Agreement, dated July 27, 2021 (the “Letter Agreement”), among the Company, the Sponsor, insider stockholders and other Company stockholders (the “Letter Agreement Amendment”). Pursuant to the Letter Agreement Amendment, each Company stockholder party thereto agreed not to, until 180 days after the completion of the Company’s initial Business Combination (as defined in the Letter Agreement) (subject to early release if the Company consummates a liquidation, merger, share exchange or other similar transaction that results in all of the Company stockholders having the right to exchange their shares for cash, securities or other property): (i) sell, offer to sell, contract to sell, hypothecate, pledge, grant an option to purchase or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation or decrease a call equivalent position, any Company restricted securities, (ii) enter any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Letter Agreement).

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Warrant Agreement Amendment

On January 29, 2024, after approval of the Company’s warrant holders at the special warrant holder meeting held on January 29, 2024, the Company and its warrant agent entered into that certain Amendment Number One (the “Warrant Agreement Amendment”), to that certain Warrant Agreement dated as of July 21, 2021 (the “Warrant Agreement”). Pursuant to the Warrant Agreement Amendment, (i) Public Warrants (as defined in the Warrant Agreement) are not exercisable to purchase shares of Class A common stock, and instead, as of immediately prior to the Effective Time, will be automatically converted into the right to receive 450,336 shares of Class A common stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, (ii) Private Placement Warrants (as defined in the Warrant Agreement) are not exercisable to purchase shares of Class A common stock and instead, as of immediately prior to the Effective Time, will be automatically converted into the right to receive 400,000 shares of Class A common stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, and (iii) until the Closing or earlier termination of the Merger Agreement, (A) the terms of Section 3 of the Warrant Agreement regarding any exercise of a warrant or issuance of Class A common stock in connection therewith will be of no force or effect and (B) the terms of Section 6 of the Warrant Agreement will be of no force or effect.

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

On October 3, 2023, the Sponsor approved the Class B Charter Amendment. The Company filed the Class B Charter Amendment with the Secretary of State of the State of Delaware on October 3, 2023.

Liquidity and Going Concern Consideration

As of March 31, 2024, the Company had $122,231 in cash held outside of restricted cash held with Trustee of 13,738,297, and a working capital deficit of $3,854,280. The Company anticipates that the restricted cash held with Trustee as of March 31, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of restricted cash held with Trustee for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission (“SEC”) relating to interim financial statements. The December 31, 2023 balance sheet information was derived from the audited financial statements as of that date.

In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments, intercompany adjustments, reclassifications and non-recurring adjustments) have been recorded to present fairly our financial position as of March 31, 2024 and December 31, 2023, and the results of operations and cash flows for the three months ended March 31, 2024 and 2023.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and controlled operating subsidiary, SEP Acquisition Holdings Inc., which was formed in August 2023, after elimination of all intercompany transactions and balances as of March 31, 2024.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Private Placement Warrants, and Class A common stock subject to redemption, and the derivative liabilities at inception pursuant to the Sponsor Debt Conversion Agreements (as defined in Note 5), required management to exercise significant judgement in its estimates.

Cash and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

	March 31, 2024	December 31, 2023
Cash	$122,231	$16,735
Restricted cash held with Trustee for shareholder redemption payable	4,966,717	—
Restricted cash held with Trustee	8,771,580	—
Total cash and restricted cash	$13,860,528	$16,735

Restricted Cash Held with Trustee

In February 2024 the Company transferred all Trust Account funds to its Trustee in anticipation of closing the Business Combination. As of March 31, 2024, a balance of $13,738,297 previously held in the Trust Account was transferred to and held with the Trustee and is considered restricted cash, whereby $4,966,717 is held with the Trustee and restricted for the stockholder redemption payable as described above, and $8,771,850 is restricted and held with the Trustee. At December 31, 2023, the Company had no restricted cash balance.

Investments Held in Trust Account

Until July 2023, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less. In August 2023, the Company transferred the Trust Account funds into a money market account where they were held as of December 31, 2023, and until February 2024 when all Trust Account funds were transferred to its Trustee in a commercial checking account, in anticipation of closing the Business Combination. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gains (losses) on investments held in Trust Account and realized gains (losses) on investments held in Trust Account in the accompanying the unaudited condensed consolidated statements of operations. Dividend and interest income earned on investments in the Company’s money market account are reinvested in the money market account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock includes certain redemption rights that are outside of the Company’s control and subject to the occurrence of uncertain future events and therefore is classified as temporary equity. As of March 31, 2024 and December 31, 2023, 1,304,259 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are recorded against additional paid-in capital and accumulated deficit. The Company recorded an initial accretion of carrying value to redemption valuation of $25,012,764 upon consummation of the Initial Public Offering. For the period from March 1, 2021 (inception) through December 31, 2021, the Company recorded accretion of carrying value to redemption value of $29,687. For the year ended December 31, 2023, the Company recorded accretion of carrying value to redemption value of $323,155. For the three months ended March 31, 2024, the Company recorded accretion of carrying value to redemption value of $60,902.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

As of March 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption reflected in the condensed consolidated financial statements is reconciled in the following table:

	Shares	Amount
Class A common stock subject to possible redemption as of December 31, 2022	1,304,259	$13,332,597
Accretion of carrying value to redemption value as of March 31, 2023	—	141,323
Class A common stock subject to possible redemption as of March 31, 2023	1,304,259	$13,473,920
Class A common stock subject to possible redemption as of December 31, 2023	1,304,259	13,655,752
Stockholder redemption payable	—	(4,966,717)
Accretion of carrying value to redemption value as of March 31, 2024	—	60,902
Class A common stock subject to possible redemption as of March 31, 2024	1,304,259	$8,749,937

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. See Note 10 for details regarding the valuation of the Public Warrants (as defined in Note 3) and the Private Placement Warrants.

The derivative liabilities for the Sponsor Debt Conversion Agreements (see Note 5) is classified as a derivative in the consolidated balance sheet with changes in the fair value recognized in the unaudited condensed consolidated statement of operations.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by the U.S. federal jurisdiction since inception. The Company's effective tax rate from continuing operations was 1.5% and 0.0% for the three months ended March 31, 2024 and 2023, respectively.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution for the Company's operating cash, and a cash account in a financial institution where the Company's Restricted cash held with the Trustee was transferred to in February 2024, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,033,200 shares, nor the effect of the conversion features under the Sponsor Debt Conversion Agreement to issue additional Class A common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the issuance of the common stock are contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the public Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 23% for the Class A common stock subject to possible redemption and 77% for the Class A and Class B common stock for the three months ended March 31, 2024 and a ratio of 22% for the Class A common stock and 78% for the Class B common stock for the three months ended March 31, 2023, reflective of the respective participation rights. The change in allocation ratios for the three months ended March 31, 2024 and for the three months ended March 31, 2023 are reflective of the redemptions of Class A common stock (see Note 1).

The following tables reflect the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net (loss) income	$(3,044,060)	$9,167
Accretion of Class A common stock to redemption amount	(60,902)	(141,323)
Net (loss) including accretion of temporary equity to redemption value	$(3,104,962)	$(132,156)

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

	For the three months ended March 31,
	2024		2023
Basic and diluted net (loss) income per share:	Class A Common Stock subject to possible redemption	Class A and Class B Common Stock	Class A Common Stock subject to possible redemption	Class B Common Stock
Numerator:
Net (loss) including accretion of temporary equity to redemption value	$(703,950)	$(2,401,012)	$(29,643)	$(102,512)
Accretion of Class A common stock to redemption amount	60,902	—	141,323	—
Net (loss) income	$(643,048)	$(2,401,012)	$111,680	$(102,512)
Denominator:
Weighted Average Common Stock	1,304,259	4,448,525	1,304,259	4,510,375
Basic and diluted net (loss) income per common share	$(0.49)	$(0.54)	$0.09	$(0.02)

As of March 31, 2024 and March 31, 2023, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the effect of this guidance on its financial statements.

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

The Company had granted the underwriter in the Initial Public Offering a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 Over-Allotment Units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, including the option deferred discount above, with respect to any potential business combination of the Company. Refer to Note 6 of the notes to the unaudited condensed consolidated financial statements regarding the Company’s waiver of the deferred underwriting fees.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Promissory Notes - Related Party and Convertible Promissory Notes - related party, net of debt discount

Second Promissory Note

On October 11, 2022, the Company issued an unsecured Second Promissory Note (the “Second Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 from the Second Promissory Note at a 6% interest rate on or before October 11, 2024 to cover, among other things, expenses related to a business combination. As of March 31, 2024 the Company has $1,000,000 of principal outstanding on the Note and has accrued and unpaid interest of $75,156 (see discussions below related to the Sponsor Debt Conversion Agreement).

In connection with the Merger Agreement (see Note 1) entered into on August 23, 2023, the Company and its Sponsor entered into an agreement (the “Sponsor Debt Conversion Agreement” or “Convertible Promissory Note”), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the Second Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 100,000 shares of Class A common stock in connection with the closing of the Business Combination. The outstanding indebtedness of the Second Promissory Note includes its original principal amount of up to $1,000,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the Second Promissory Note. The Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date is considered substantial and require extinguishment accounting, noting pursuant to 470-20-40-7 that a conversion feature must be considered at least reasonably possible of being exercised to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470. The Sponsor Debt Conversion Agreement was entered into with a related party and as a result, the Company recorded a deemed contribution resulting from debt extinguishment for $115,200 in the consolidated statements of changes in stockholders’ deficit.

On February 22, 2024, the Company entered into an additional Sponsorship Debt Conversion Agreement under which the Sponsor agreed to cancel and release the $68,909 of accrued and unpaid interest on the Note (“Outstanding Interest”) and the Company and Sponsor agreed to the issuance of an additional 6,890 shares of Class A common stock to reflect the settlement of the Outstanding Interest on the Note as of the date of the closing of the Merger.

The Company treated the Sponsor Debt Conversion as a debt extinguishment. The modified debt was recorded at the reacquisition price, which equals the fair value on February 22, 2024 of $1,053,508. The net carrying value of the original debt at the extinguishment date was determined to be $997,857. The Company recorded a debt discount in the amount of $55,651 which is amortized to interest expense over the remaining life of the Note. The Note and the Sponsor Debt Conversion Agreement have been entered into with the Sponsor which has been identified as a Related Party. Therefore the Company recorded a deemed contribution resulting from the debt extinguishment in the condensed consolidated statement of changes in stockholders’ deficit of $15,401 as of March 31, 2024.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

The Company evaluated the embedded feature within the Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined that the embedded feature is a derivative and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the unaudited consolidated statements of operations.

Management used a scenario-based analysis to estimate the fair value of the derivative liability on February 22, 2024. The original value of the derivative liability was recorded as a debt discount to the Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the Convertible Promissory Note. The fair value of the derivative liability at inception of the Sponsor Debt Conversion Agreement on February 22, 2024 was $198,381.

At March 31, 2024 and December 31, 2023, the fair value of the derivative liability was $185,554 and $79,027, respectively. The Company recorded a net loss of $106,527 and $0 on the change in fair value of the derivative liability during the three months ended March 31, 2024 and 2023, respectively. Interest expense during the three months ended March 31, 2024 and 2023 was $40,306 and $14,202, respectively which was comprised of debt discount amortization of $25,347 and $0, respectively and coupon interest of $14,959 and $14,202, respectively. The unamortized debt discount as of March 31, 2024 was $46,536.

December 2023 Revolving Promissory Note

On December 22, 2023, the Company issued a Revolving Credit Promissory Note (the “December 2023 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $400,000 from the Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to the Business Combination. On each of December 22, 2023, and December 23, 2023, the Company borrowed $75,000, and $75,000, respectively, bringing total borrowings to $150,000 as of December 31, 2023. On January 22, 2024, the Company drew down $100,000 against the December 2023 Revolving Promissory Note and on February 2, 2024, the Company drew down $40,000 against the December 2023 Revolving Promissory Note, bringing total borrowings to $290,000 (see discussions below related to the Sponsor Debt Conversion Agreement).

In connection with the Merger Agreement (see Note 1) entered into on August 23, 2023, the Company and its Sponsor entered into an agreement on February 22, 2024 (the "December 2023 Sponsor Debt Conversion Agreement" or "December 2023 Convertible Promissory Note"), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the December 2023 Revolving Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 29,444 shares of Class A common stock at the Merger Closing. The outstanding indebtedness of the December 2023 Revolving Promissory Note includes its original principal amount outstanding on February 22, 2024 of $290,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the December 2023 Revolving Promissory Note as of February 22, 2024 which totaled $4,440, for total outstanding indebtedness of $294,440. The December 2023 Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date is considered substantial and requires extinguishment accounting, noting pursuant to ASC 470-20-40-7 that a conversion feature must be considered at least reasonably possible of being exercised to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470, bringing the outstanding balance under the December 2023 Revolving Promissory Note to $0 at March 31, 2024. The reacquisition price of the modified debt (the "December 2023 Convertible Promissory Note") on February 22, 2024 was $290,200. The December 2023 Sponsor Debt Conversion Agreement was entered into with a related party and as a result, the Company recorded a deemed contribution resulting from debt extinguishment for $4,240 in the condensed consolidated statements of changes in stockholders’ deficit as of March 31, 2024.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

The Company evaluated the embedded feature within the December 2023 Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined the embedded feature is a derivative and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the unaudited condensed consolidated statements of operations.

Management used a scenario-based analysis to estimate the fair value of the derivative liability at inception. The original value of the derivative liability was recorded as a debt discount to the December 2023 Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the December 2023 Convertible Promissory Note. The fair value of the derivative liability at inception of the December 2023 Sponsor Debt Conversion Agreement on February 22, 2024 was $54,648.

The Company considered the guidance within ASC 470-50-40-13 such that the difference between the carrying value of the old debt at its extinguishment date and the reacquisition price of the modified debt, or $4,240, represents an additional discount on the reacquired debt that should be reflected through interest expense during the period to bring the new debt to its principal value at maturity. At March 31, 2024 and December 31, 2023, the fair value of the derivative liability was $51,115 and $0, respectively. The Company recorded a gain of $3,533 on the change in fair value of the derivative liability during the three months ended March 31, 2024. Additionally, the Company recorded a debt discount in the amount of $54,648 during the three months ended March 31, 2024.

The debt discount is being amortized to interest expense over the life of the December 2023 Convertible Promissory Note, which is through March 15, 2024. Amounts amortized to interest expense were $58,888 for the three months ended March 31, 2024, reflecting $4,240 of interest expense to amortize the debt to its principal value and $54,648 for the full amortization of the discount through the maturity date. The unamortized debt discount as of March 31, 2024 was $0.

February 2024 Revolving Promissory Note

On February 12, 2024, the Company issued a Revolving Credit Promissory Note (the “February 2024 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $492,000 from the Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On the issuance date, the Company drew down $492,000 under the February 2024 Revolving Promissory Note, bringing total principal borrowings to $492,000 as of March 31, 2024.

In connection with the Merger Agreement (see Note 1) entered into on August 23, 2023, the Company and its Sponsor entered into an agreement on February 22, 2024 (the "February 2024 Sponsor Debt Conversion Agreement" or "February 2024 Convertible Promissory Note"), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the February 2024 Revolving Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 49,280 shares of Class A common stock at the Merger Closing. The outstanding indebtedness of the February 2024 Revolving Promissory Note includes its original principal amount outstanding on February 22, 2024 of $492,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the February 2024 Revolving Promissory Note as of February 22, 2024 which totaled $280, for total outstanding indebtedness of $492,280. The February 2024 Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date is considered substantial and requires extinguishment accounting, noting pursuant to ASC 470-20-40-7 that a conversion feature must be considered at least reasonably possible of being exercised to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470, bringing the outstanding balance under the February 2024 Revolving Promissory Note to $0 at March 31, 2024. The reacquisition price of the modified debt (the "February 2024 Convertible Promissory Note") on February 22, 2024 was $485,704. The February 2024 Sponsor Debt Conversion Agreement was entered into with a related party and as a result, the Company recorded a deemed contribution resulting from debt extinguishment for $6,576 in the consolidated statements of changes in stockholders’ deficit as of March 31, 2024.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

The Company evaluated the embedded feature within the February 2024 Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined the embedded feature is a derivative and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the unaudited condensed consolidated statements of operations.

Management used a scenario-based analysis to estimate the fair value of the derivative liability at inception. The original value of the derivative liability was recorded as a debt discount to the February 2024 Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the February 2024 Convertible Promissory Note. The fair value of the derivative liability at inception of the February 2024 Sponsor Debt Conversion Agreement on February 22, 2024 was $91,880.

The Company considered the guidance within ASC 470-50-40-13 such that the difference between the carrying value of the old debt at its extinguishment date and the reacquisition price of the modified debt, or $6,576, represents an additional discount on the reacquired debt that should be reflected through interest expense during the period to bring the new debt to its principal value at maturity. At March 31, 2024 and December 31, 2023, the fair value of the derivative liability was $85,966 and $0, respectively. The Company recorded a gain of $5,914 on the change in fair value of the derivative liability during the three months ended March 31, 2024. Additionally, the Company recorded a debt discount in the amount of $91,880 during the three months ended March 31, 2024.

The debt discount is being amortized to interest expense over the life of the February 2024 Convertible Promissory Note, which is through March 15, 2024. Amounts amortized to interest expense were $98,456 for the three months ended March 31, 2024, reflecting $6,576 of interest expense to amortize the debt to its principal value and $91,880 for the full amortization of the discount through the maturity date. The unamortized debt discount as of March 31, 2024 was $0.

The Company recognized deemed contributions totaling $26,217 for the debt extinguishments of all three of the promissory notes described above.

Administrative Support Agreement

The Company entered into an agreement to pay the Sponsor a total of $10,000 per month for administrative, financial and support services. As of July 1, 2022, the administrative support agreement was discontinued and it was agreed between the Company and the Sponsor that no further payments were to be made. However, the Sponsor continued to perform the administrative support services for the Company and as such, the Company recognized a deemed dividend of $10,000 per month, related to these services. For the three months ended March 31, 2024, the Company recognized a deemed dividend of $30,000 and this is included as a deemed capital contribution within the accompanying unaudited condensed consolidated statement of changes in stockholders' deficit.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, there were no working capital loans outstanding.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

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

As of March 31, 2024 and December 31, 2023, there were 9,020,742 Public Warrants and 8,012,450 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Note 10 for the fair value of the Public Warrants and Private Placement Warrants as of March 31, 2024 and December 31, 2023, respectively.

Warrant Agreement Amendment

On January 29, 2024, after approval of the Company’s warrant holders at the special warrant holder meeting held on January 29, 2024, the Company and its warrant agent entered into that certain Amendment Number One (the “Warrant Agreement Amendment”), to that certain Warrant Agreement dated as of July 21, 2021 (the “Warrant Agreement”). Pursuant to the Warrant Agreement Amendment, (i) Public Warrants are not exercisable to purchase shares of Class A common stock, and instead, as of immediately prior to the Effective Time, will be automatically converted into the right to receive 450,336 shares of Class A common stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, (ii) Private Placement Warrants are not exercisable to purchase shares of Class A common stock and instead, as of immediately prior to the Effective Time, will be automatically converted into the right to receive 400,000 shares of Class A common stock of the Company in accordance with the calculation described in the Warrant Agreement Amendment, and (iii) until the Closing or earlier termination of the Merger Agreement, (A) the terms of Section 3 of the Warrant Agreement regarding any exercise of a warrant or issuance of Class A common stock in connection therewith will be of no force or effect and (B) the terms of Section 6 of the Warrant Agreement will be of no force or effect.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

NOTE 8. STOCKHOLDERS' DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A common stock — The Company is authorized to issue 150,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,415,375 shares of Class A common stock issued and outstanding, excluding 1,304,259 Class A common stock subject to possible redemption. In connection with the Extension Amendment in December 2022, holders of 16,737,241 shares of the Company's Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.18, following the redemptions, the Company had 1,304,259 shares of the Company's Class A common stock outstanding as of March 31, 2024 and December 31, 2023. In connection with the conversion of Class B common stock to Class A common stock, the additional 2,415,375 shares were accounted for as Class A common stock outstanding as of March 31, 2024, and December 31, 2023.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 4, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,031,250 Class B common stock. The underwriter partially exercised their over-allotment option on August 20, 2021 and forfeited the remainder of the option; thus, 520,875 shares of Class B common stock were forfeited by the Sponsor. On December 18, 2023, 61,850 shares of Class B common stock were forfeited in exchange for no consideration, by a SEPA Class B Stockholder pursuant to a forfeiture and redemption agreement entered into on December 18, 2023, in connection with the liquidation of such stockholder. As of March 31, 2024 and December 31, 2023, there were 2,033,150 shares of Class B common stock issued and outstanding.

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

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

NOTE 9. INCOME TAX

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance. At March 31, 2024 and 2023, the valuation allowance was $627,228 and $378,802, respectively.

The Company's effective tax rate from continuing operations was 1.5% and 0.0% for the three months ended March 31, 2024, and 2023, respectively. The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to the change in fair value of warrant and derivative liabilities which are not recognized for tax purposes, non-deductible transaction costs and the need for a full valuation allowance against deferred tax assets. The Company used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2024. The Company believes that the use of the discrete method is more appropriate than the estimated effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS

As of March 31, 2024 and December 31, 2023, since both Public Warrants and Private Placement Warrants are subject to the certain make whole provisions, Private Placement Warrants will have the same value as the Public Warrants and the public trading price is used.

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Restricted Cash	$8,771,580	$8,771,580	$—	$—
Liabilities
Warrant liability – Public Warrants	$1,533,526	$1,533,526	$—	$—
Warrant liability – Private Placement Warrants	$1,362,117	$—	$1,362,117	$—
Derivative liabilities	$322,635	$—	$—	$322,635

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
U.S. government treasury obligations	$13,655,752	$13,655,752	$—	$—
Liabilities
Warrant liability – Public Warrants	$676,556	$676,556	$—	$—
Warrant liability – Private Placement Warrants	$600,934	$—	$600,934	$—
Derivative liability	$79,027	$—	$—	$79,027

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the three months ended March 31, 2024 or the year ended December 31, 2023, respectively.

The derivative liability is accounted for as a liability in accordance with ASC 815-40 and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the unaudited condensed consolidated statements of operations.

The key inputs to the probability analysis as of March 31, 2024 and February 22, 2024 in determining total value consisted of the Company stock price and probability of the Merger closing. The conversion value was then bifurcated utilizing a discounted cash flow model on the existing debt and cash flows. The Company stock price at March 31, 2024 and February 22, 2024 was $12.17 and $12.32, respectively. The probability of the Merger closing used at March 31, 2024 and February 22, 2024 was 80%. The current term of the expected conversion assumed July 30, 2024 for closing of the Merger.

The key inputs to the probability analysis as of December 31, 2023 in determining total value consisted of the Company stock price and probability of the merger closing. The conversion value was then bifurcated utilizing a discounted cash flow model on the existing debt and cash flows. The Company stock price at December 31, 2023 was $10.57. The probability of the merger closing used at December 31, 2023 was 80%. The current term of the expected conversion assumed July 30, 2024 for closing of the merger.

The following table presents the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value:

Level 3 Fair Value
Fair value of derivative liability as of December 31, 2023	$79,027
Change in fair value of derivative liability	40,327
Fair value of derivative liability as of February 22, 2024, immediately prior to extinguishment	119,354
Extinguishment of derivative liability (see Note 5)	(119,354)
Fair value of derivative liability as of February 22, 2024, upon extinguishment	—
Fair value of derivative liabilities at inception on February 22, 2024 (See Note 5)	344,909
Change in fair value of derivative liabilities	22,274
Fair value as of March 31, 2024	$322,635

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

The Company had no Level 3 financial instruments as of March 31, 2023.

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $1,618,153 within the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024. The Company recognized a loss in connection with changes in the fair value of the derivative liabilities of $97,080 within the unaudited condensed statement of operations for the three months ended March 31, 2024. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $170,333 within the unaudited condensed statement of operations for the three months ended March 31, 2023.

SEP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

On April 25, 2024, the “Company”, and SANUWAVE Health, Inc., a Nevada corporation (“SANUWAVE”), entered into that certain Amendment Number Two (the “Second Amendment”) to the Agreement and Plan of Merger, dated as of August 23, 2023, by and among the Company, SANUWAVE and SEP Acquisition Holdings Inc., a Nevada corporation and a wholly owned subsidiary of the Company (as amended, the “Merger Agreement”). Pursuant to the Second Amendment, the “Outside Date” under the Merger Agreement, which is the date after which the Company or SANUWAVE, in its discretion, can elect to terminate the Merger Agreement if any of the conditions to the closing of the other party have not been satisfied or waived, has been extended from April 30, 2024 to May 31, 2024. No other changes were made to the Merger Agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 12, 2024, as well as the Company’s other filings with the SEC from time to time. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On January 29, 2024, the Company held a special meeting of its stockholders (the "Special Stockholder Meeting") and a special meeting of its warrant holders (the "Special Warrant Holders Meeting").

In connection with the stockholder vote at the Special Stockholder Meeting, the Company’s stockholders had the right to elect to redeem all or a portion of their Class A common stock for a per share price calculated in accordance with the Company’s organizational documents. At the Special Stockholder Meeting, the Company’s stockholders holding 495,067 shares of Class A common stock elected to redeem their shares of Class A common stock for a pro rata portion of the funds in the Trust Account at a per share redemption price of $10.53. Subsequent to the Special Stockholder Meeting, certain stockholders reversed their redemption requests, resulting in stockholders holding 474,376 shares of Class A common stock electing to redeem in connection with the Business Combination. These stockholders elected to redeem their shares at a per share redemption price of approximately $10.47 per share and a s a result, the Company reclassified restricted cash in the amount of $4,966,717 to restricted cash held with the Trustee for the shareholder redemption payable to pay such holders who had elected to redeem their shares in connection with the Business Combination. As of March 31, 2024 $0 had been paid. As the redemption had not been paid as of March 31, 2024, the Company had 1,304,259 shares of the Company’s Class A Common Stock outstanding and $13,738,297 held in total as restricted cash with the Trustee (i.e. approximately $10.53 per share of the Company’s Class A Common Stock).

On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, including the option deferred discount, with respect to any potential business combination of the Company. Refer to Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements regarding the Company’s waiver of the deferred underwriting fees. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

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

Refer to Note 1 in Notes to the Condensed Consolidated Financial Statements for additional information of certain SANUWAVE related agreements to the Merger Agreement, and below.

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

On April 25, 2024, the Company and SANUWAVE Health, Inc., entered into an Agreement and Plan of Merger, dated as of August 23, 2023. Pursuant to this Amendment, the “Outside Date” under the Merger Agreement, which is the date after which the Company or SANUWAVE, in its discretion, can elect to terminate the Merger Agreement if any of the conditions to the closing of the other party have not been satisfied or waived, has been extended from April 30, 2024 to May 31, 2024.

Special Meeting of Stockholders

At the Special Stockholder Meeting, holders of 5,146,501 shares of the Company’s common stock (consisting of 3,283,351 shares of Class A common stock and 1,836,150 shares of Class B common stock) were present in person or by proxy, representing 89.461% of the Company’s common stock outstanding and entitled to vote as of the record date of January 2, 2024. At the Special Stockholder Meeting, the Company’s stockholders approved:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2024 and for the three months ended March 31, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below and activities related to searching for a potential business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $3,044,060, which resulted from formation and operating costs of $1,173,007 including administrative support costs of $30,000 recognized as a capital contribution, franchise tax expense of $37,320, change in fair value of derivative liability of $97,080, change in fair value of warrant liabilities of $1,618,153, interest expense on promissory notes - related party, of $245,365, and income tax expense of 45,873, partially offset by, dividend and interest income on investments held in Trust Account of $172,738.

For the three months ended March 31, 2023, we had net income of $9,167, which resulted from gains on the change in fair value of warrant liabilities of $170,333, dividend and interest income on investments held in the Trust Account of $141,323, and earnings on trading securities of $1,761; partially offset by formation and operating costs of $246,748, franchise tax expense of $43,300, and interest expense on promissory note due to related party of $14,202. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the public warrants.

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

We had granted the underwriter in our initial public offering a 45-day option to purchase up to 2,625,000 additional units to cover over-allotments, if any. On August 20, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 541,500 units, generating gross proceeds of $5,415,000, and incurred $108,300 in cash underwriting fees and $189,525 that will be payable to the underwriter for deferred underwriting commissions. Simultaneously with the underwriter partially exercising the over-allotment option, our sponsor purchased an additional 162,450 private placement warrants (the "over-allotment private placement warrants") at a price of $1.00 per over-allotment private placement warrant ($162,450 in the aggregate). On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. Refer to Note 6 of the notes to the unaudited condensed consolidated financial statements regarding the Company's waiver of the deferred underwriting fees.

For the three months ended March 31, 2024, net cash used in operating activities was $443,959, which was due to a net loss of $3,044,060, partially offset by the change in fair value of warrant liabilities of $1,618,153, an accrued interest expense on promissory notes of 276,448, change in fair value of derivative liability of $97,080, the deemed contribution for administrative support - related party of $30,000, and changes in operating assets and liabilities of $578,420.

For the three months ended March 31, 2023, net cash used in operating activities was $659,435, which was due to dividend and interest income on investments held in Trust Account of $141,323, accrued interest income earned on trading securities of $1,761, the change in fair value of warrant liabilities of $170,333, and changes in operating assets and liabilities of $369,387; partially offset by, net income of $9,167, and accrued interest expense on promissory notes of $14,202.

For the three months ended March 31, 2024, net cash provided by investing activities was $13,655,752, which was due to purchases of treasury and other marketable securities of $121,687, offset by proceeds from redemption of treasury and other marketable securities of $13,777,439.

For the three months ended March 31, 2023, net cash used in investing activities was $13,332,597, which resulted from proceeds from redemption of U.S. government treasury obligations of $0, partially offset by purchases of U.S. government treasury obligations of $13,332,597.

For the three months ended March 31, 2024, net cash provided by financing activities was $632,000, which was due to proceeds from promissory notes - related party of $632,000.

For the three months ended March 31, 2023, net cash used in financing activities was $9,136,168, which was a result of payments made to redeeming stockholders of $9,136,168.

As of March 31, 2024 and December 31, 2023, we had cash of $122,231 and cash and cash equivalents of $16,735, held outside the Trust Account, respectively, restricted cash held with Trustee totaling $13,738,297 and $0 respectively, and a working capital deficit of $3,854,280 and $2,402,045, respectively. On October 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 on or before October 11, 2024 at a 6% interest rate to cover, among other things, expenses related to a business combination. On October 11, 2022, the Company borrowed $200,000 under the promissory note. On December 21, 2022 and December 27, 2022 the Company borrowed an aggregate of $760,000 under the promissory note bringing the total drawdowns to $960,000 as of December 31, 2022. On December 4, 2023, the Company borrowed the remaining $40,000 under the October 11, 2022 Note, bringing total borrowings under the Note to $40,000 for the year ended December 31, 2023. On December 22, 2023, the Company issued an unsecured revolving promissory note to the Sponsor, pursuant to which the company could borrow up to $400,000 on or before March 15, 2024 at a 12% interest rate to cover among other things, expenses related to a business combination. On December 22, 2023 and December 23, 2023, respectively, the Company borrowed $75,000 under the revolving note, bringing total borrowings under the revolving note to $150,000 for the year ended December 31, 2023. On January 22, 2024, the Company drew down $100,000 against the December 2023 Revolving Promissory Note and on February 2, 2024, the Company drew down $40,000 against the December 2023 Revolving Promissory Note, bringing total principal borrowings to $290,000 as of March 31, 2024.

On February 12, 2024, the Company issued a Revolving Credit Promissory Note (the “February 2024 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $492,000 from the Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On the issuance date, the Company drew down $492,000 under the February 2024 Revolving Promissory Note, bringing total principal borrowings to $492,000 as of March 31, 2024.

Refer to Note 5 in Notes to the Consolidated Financial Statements for further discussion of the Company's accounting for the promissory notes - related party.

The Company anticipates that the restricted cash held with Trustee as of March 31, 2024 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. Over this time period, the Company will be using the funds held outside of the restricted cash held with Trustee for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required under the Working Capital Loans (as defined in Note 5 to the unaudited condensed consolidated financial statements). There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

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

The underwriter was paid a cash underwriting discount of $0.20 per unit, or $3,608,300 in the aggregate, upon the closing of our initial public offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $6,314,525 in the aggregate will be payable to the underwriter for deferred underwriting commissions. On June 30, 2023, the underwriter agreed to waive its rights to its portion of the fee payable by the Company for deferred underwriting commissions, including the option deferred discount, with respect to any potential business combination of the Company. Of the total $6,314,525 waived fee, $6,014,585 was recorded as accumulated deficit and $299,940 was recorded as a gain on the waiver of deferred underwriting commissions by underwriter in the unaudited condensed consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. Refer to Note 6 of the notes to the unaudited condensed consolidated financial statements regarding the Company's waiver of the deferred underwriting fees. The underwriting fees included in total offering costs at the time of the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount allocated to the Class A common stock and Public Warrants, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately. Offering costs allocated to the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $15,401,418 as a result of the Initial Public Offering (consisting of $3,608,300 of underwriting fees, $6,314,525 of deferred underwriting fees, $764,193 of other offering costs, and $4,714,400 of the excess fair value of the Founder Shares sold over the purchase price of $4,150). Offering costs recorded to equity amounted to $14,638,901 and offering costs that were expensed amounted to $762,517. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the warrant liabilities and the Class A common stock.

Promissory Notes - Related Party

Second Promissory Note

On October 11, 2022, the Company issued an unsecured Second Promissory Note (the “Second Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $1,000,000 from the Second Promissory Note at a 6% interest rate on or before October 11, 2024 to cover, among other things, expenses related to a business combination. As of March 31, 2024 the Company has $1,000,000 of principal outstanding on the Note and has accrued and unpaid interest of $75,156 (see discussions below related to the Sponsor Debt Conversion Agreement).

In connection with the Merger Agreement (see Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements) entered into on August 23, 2023, the Company and its Sponsor entered into an agreement (the “Sponsor Debt Conversion Agreement” or “Convertible Promissory Note”), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the Second Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 100,000 shares of Class A common stock in connection with the closing of the Business Combination. The outstanding indebtedness of the Second Promissory Note includes its original principal amount of up to $1,000,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the Second Promissory Note. The Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date is considered substantial and require extinguishment accounting, noting pursuant to 470-20-40-7 that a conversion feature must be considered at least reasonably possible of being exercised to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470. The Sponsor Debt Conversion Agreement was entered into with a related party and as a result, the Company recorded a deemed contribution resulting from debt extinguishment for $115,200 in the consolidated statements of changes in stockholders’ deficit.

On February 22, 2024, the Company entered into an additional Sponsorship Debt Conversion Agreement under which the Sponsor agreed to cancel and release the $68,909 of accrued and unpaid interest on the Note (“Outstanding Interest”) and the Company and Sponsor agreed to the issuance of an additional 6,890 shares of Class A common stock to reflect the settlement of the Outstanding Interest on the Note as of the date of the closing of the Merger.

The Company treated the Sponsor Debt Conversion as a debt extinguishment. The modified debt was recorded at the reacquisition price, which equals the fair value on February 22, 2024 of $1,053,508. The net carrying value of the original debt at the extinguishment date was determined to be $997,857. The Company recorded a debt discount in the amount of $55,651 which is amortized to interest expense over the remaining life of the Note. The Note and the Sponsor Debt Conversion Agreement have been entered into with the Sponsor which has been identified as a Related Party. Therefore the Company recorded a deemed contribution resulting from the debt extinguishment in the condensed consolidated statement of changes in stockholders’ deficit of $15,401 as of March 31, 2024.

The Company evaluated the embedded feature within the Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined that the embedded feature is a derivative and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the unaudited consolidated statements of operations.

Management used a scenario-based analysis to estimate the fair value of the derivative liability on February 22, 2024. The original value of the derivative liability was recorded as a debt discount to the Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the Convertible Promissory Note. The fair value of the derivative liability at inception of the Sponsor Debt Conversion Agreement on February 22, 2024 was $198,381.

At March 31, 2024 and December 31, 2023, the fair value of the derivative liability was $185,554 and $79,027, respectively. The Company recorded a net loss of $106,527 and $0 resulting from the net increase in fair value of the derivative liability during the three months ended March 31, 2024 and 2023, respectively. Interest expense during the three months ended March 31, 2024 and 2023 was $40,306 and $14,202, respectively which was comprised of debt discount amortization of $25,347 and $0, respectively and coupon interest of $14,959 and $14,202, respectively. The unamortized debt discount as of March 31, 2024 was $46,536.

December 2023 Revolving Promissory Note

On December 22, 2023, the Company issued a Revolving Credit Promissory Note (the “December 2023 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $400,000 from the Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to the Business Combination. On each of December 22, 2023, and December 23, 2023, the Company borrowed $75,000, and $75,000, respectively, bringing total borrowings to $150,000 as of December 31, 2023. On January 22, 2024, the Company drew down $100,000 against the December 2023 Revolving Promissory Note and on February 2, 2024, the Company drew down $40,000 against the December 2023 Revolving Promissory Note, bringing total borrowings to $290,000 (see discussions below related to the Sponsor Debt Conversion Agreement).

In connection with the Merger Agreement (see Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements) entered into on August 23, 2023, the Company and its Sponsor entered into an agreement on February 22, 2024 (the "December 2023 Sponsor Debt Conversion Agreement" or "December 2023 Convertible Promissory Note"), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the December 2023 Revolving Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 29,444 shares of Class A common stock at the Merger Closing. The outstanding indebtedness of the December 2023 Revolving Promissory Note includes its original principal amount outstanding on February 22, 2024 of $290,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the December 2023 Revolving Promissory Note as of February 22, 2024 which totaled $4,440, for total outstanding indebtedness of $294,440. The December 2023 Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date is considered substantial and requires extinguishment accounting, noting pursuant to ASC 470-20-40-7 that a conversion feature must be considered at least reasonably possible of being exercised to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470, bringing the outstanding balance under the December 2023 Revolving Promissory Note to $0 at March 31, 2024. The reacquisition price of the modified debt (the "December 2023 Convertible Promissory Note") on February 22, 2024 was $290,200. The December 2023 Sponsor Debt Conversion Agreement was entered into with a related party and as a result, the Company recorded a deemed contribution resulting from debt extinguishment for $4,240 in the condensed consolidated statements of changes in stockholders’ deficit as of March 31, 2024.

The Company evaluated the embedded feature within the December 2023 Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined the embedded feature is a derivative and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the unaudited condensed consolidated statements of operations.

Management used a scenario-based analysis to estimate the fair value of the derivative liability at inception. The original value of the derivative liability was recorded as a debt discount to the December 2023 Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the December 2023 Convertible Promissory Note. The fair value of the derivative liability at inception of the December 2023 Sponsor Debt Conversion Agreement on February 22, 2024 was $54,648.

The Company considered the guidance within ASC 470-50-40-13 such that the difference between the carrying value of the old debt at its extinguishment date and the reacquisition price of the modified debt, or $4,240, represents an additional discount on the reacquired debt that should be reflected through interest expense during the period to bring the new debt to its principal value at maturity. At March 31, 2024 and December 31, 2023, the fair value of the derivative liability was $51,115 and $0, respectively. The Company recorded a gain of $3,533 resulting from the change in fair value of the derivative liability during the three months ended March 31, 2024. Additionally, the Company recorded a debt discount in the amount of $54,648 during the three months ended March 31, 2024.

The debt discount is being amortized to interest expense over the life of the December 2023 Convertible Promissory Note, which is through March 15, 2024. Amounts amortized to interest expense were $58,888 for the three months ended March 31, 2024, reflecting $4,240 of interest expense to amortize the debt to its principal value and $54,648 for the full amortization of the discount through the maturity date. The unamortized debt discount as of March 31, 2024 was $0.

February 2024 Revolving Promissory Note

On February 12, 2024, the Company issued a Revolving Credit Promissory Note (the “February 2024 Revolving Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to $492,000 from the Revolving Promissory Note at a 12% interest rate on or before March 15, 2024 to cover, among other things, expenses related to a business combination. On the issuance date, the Company drew down $492,000 under the February 2024 Revolving Promissory Note, bringing total principal borrowings to $492,000 as of March 31, 2024.

In connection with the Merger Agreement (see Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements) entered into on August 23, 2023, the Company and its Sponsor entered into an agreement on February 22, 2024 (the "February 2024 Sponsor Debt Conversion Agreement" or "February 2024 Convertible Promissory Note"), pursuant to which, the Sponsor has agreed to cancel and release the outstanding indebtedness under the February 2024 Revolving Promissory Note in exchange for and in consideration of, the issuance to the Sponsor by the Company of 49,280 shares of Class A common stock at the Merger Closing. The outstanding indebtedness of the February 2024 Revolving Promissory Note includes its original principal amount outstanding on February 22, 2024 of $492,000 including accrued but unpaid interest, fees, expenses and other amounts payable to the February 2024 Revolving Promissory Note as of February 22, 2024 which totaled $280, for total outstanding indebtedness of $492,280. The February 2024 Sponsor Debt Conversion Agreement is contingent and effective upon the closing of the Merger. In accordance with ASC 470-50-40-10, a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date is considered substantial and requires extinguishment accounting, noting pursuant to ASC 470-20-40-7 that a conversion feature must be considered at least reasonably possible of being exercised to be considered substantive. The Company determined the conversion feature did meet the criteria to be considered substantive and the Sponsor Debt Conversion Agreement was deemed to be an extinguishment under ASC 470, bringing the outstanding balance under the February 2024 Revolving Promissory Note to $0 at March 31, 2024. The reacquisition price of the modified debt (the "February 2024 Convertible Promissory Note") on February 22, 2024 was $485,704. The February 2024 Sponsor Debt Conversion Agreement was entered into with a related party and as a result, the Company recorded a deemed contribution resulting from debt extinguishment for $6,576 in the consolidated statements of changes in stockholders’ deficit as of March 31, 2024.

The Company evaluated the embedded feature within the February 2024 Sponsor Debt Conversion Agreement in accordance with ASC 815-15 and determined the embedded feature is a derivative and therefore will be separately measured at fair value, with subsequent changes in fair value recognized in the unaudited condensed consolidated statements of operations.

Management used a scenario-based analysis to estimate the fair value of the derivative liability at inception. The original value of the derivative liability was recorded as a debt discount to the February 2024 Convertible Promissory Note and the debt discount is amortized as non-cash interest expense over the life of the February 2024 Convertible Promissory Note. The fair value of the derivative liability at inception of the February 2024 Sponsor Debt Conversion Agreement on February 22, 2024 was $91,880.

The Company considered the guidance within ASC 470-50-40-13 such that the difference between the carrying value of the old debt at its extinguishment date and the reacquisition price of the modified debt, or $6,576, represents an additional discount on the reacquired debt that should be reflected through interest expense during the period to bring the new debt to its principal value at maturity. At March 31, 2024 and December 31, 2023, the fair value of the derivative liability was $85,966 and $0, respectively. The Company recorded a gain of $5,914 resulting from the change in fair value of the derivative liability during the three months ended March 31, 2024. Additionally, the Company recorded a debt discount in the amount of $91,880 during the three months ended March 31, 2024.

The debt discount is being amortized to interest expense over the life of the February 2024 Convertible Promissory Note, which is through March 15, 2024. Amounts amortized to interest expense were $98,456 for the three months ended March 31, 2024, reflecting $6,576 of interest expense to amortize the debt to its principal value and $91,880 for the full amortization of the discount through the maturity date. The unamortized debt discount as of March 31, 2024 was $0.

The Company recognized deemed contributions totaling $26,217 for the debt extinguishments of all three of the promissory notes described above.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates.

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

Derivative Liabilities

The derivative liabilities for the Sponsor Debt Conversion Agreements (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements) are classified as derivatives in the consolidated balance sheet with changes in the fair value recognized in the unaudited condensed consolidated statement of operations. The measurement date fair values of the derivative liabilities at inception, and subsequent remeasurement at the reporting date, are determined using the Company’s share price on the settlement date and on the reporting date, the number of shares pursuant to the Sponsor Debt Conversion Agreements, and probability weighted for the Company’s expected percentage of closing the Merger.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the effect of this guidance on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to material weaknesses (discussed below) in our internal control over financial reporting.

As of December 31, 2023, material weaknesses existed related to the fact that 1) we have not yet designed and maintained effective internal controls related to accounting for complex financial instruments that was identified in a prior audit, the proper classification of purchases of trading securities by the Company in its cash flow statement, and 2) the recognition and accrual of legal expenses and the recognition of expenses under the Company's administrative support agreement with its Sponsor that was identified during the quarter ended December 31, 2023. These material weaknesses continue to exist as of March 31, 2024.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024 and the prospectus/proxy statement (File No. 333-274653) filed with the SEC on January 4, 2024 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (the “Securities Act”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K filed with the SEC on April 12, 2024 and the prospectus/proxy statement (File No. 333-274653) filed with the SEC on January 4, 2024 pursuant to Rule 424(b)(3) of the Securities Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Amendment Number One to Agreement and Plan of Merger, dated as of February 27, 2024, between the SEP Acquisition Corp. and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 2.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on February 28, 2024)
2.2	Amendment Number Two to Agreement and Plan of Merger, dated as of April 25, 2024, between the SEP Acquisition Corp. and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 2.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on April 26, 2024)
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Mercury Ecommerce Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on August 2, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on October 3, 2023)
3.5	Form of Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Annex C to SEP Acquisition Corp.’s proxy statement / prospectus filed on January 4, 2024)
3.6	Bylaws (incorporated by reference to Exhibit 3.3 to Mercury Ecommerce Acquisition Corp.’s Registration Statement on Form S-1, filed on March 25, 2021 (File No. 333-254726))
3.7	First Amendment to the Bylaws (Incorporated by reference to Exhibit 3.3 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on December 21, 2022)
4.1	Amendment Number One to Warrant Agreement between SEP Acquisition Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to SEP Acquisition Corp.’s Current Report on Form 8-K (File No. 001-40679) filed on January 30, 2024)
10.1	SANUWAVE Health, Inc. 2023 Equity Incentive Plan (Incorporated by reference to Annex E to SEP Acquisition Corp.’s proxy statement/prospectus filed on January 4, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEP Acquisition Corp.

Date: May 17, 2024	By:	/s/ Andrew White
Name: Andrew White
Title: Chief Executive Officer

SEP Acquisition Corp.

Date: May 17, 2024	By:	/s/ Winston Gilpin
Name: Winston Gilpin
Title: Chief Financial Officer